Form 10-Q
period 2020-06-30
Software Acquisition Group Inc.
filed 2020-08-14
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 12, 2020, there were 14,950,000 shares of Class A common stock and 3,737,500 shares of Class B common stock of the registrant issued and outstanding.

SOFTWARE ACQUISITION GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOFTWARE ACQUISITION GROUP INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$836,152	$1,093,408
Prepaid expenses	104,403	128,133
Total Current Assets	940,555	1,221,541

Marketable securities held in Trust Account	150,083,645	149,719,910
Total Assets	$151,024,200	$150,941,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$130,372	$179,881
Income taxes payable	29,726	1,952
Total Current Liabilities	160,098	181,833

Deferred underwriting fee payable	5,232,500	5,232,500
Total Liabilities	5,392,598	5,414,333

Commitments

Class A common stock subject to possible redemption, 14,015,735 and 14,044,440 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	140,631,601	140,527,112

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 934,265 and 905,560 issued and outstanding (excluding 14,015,735 and 14,044,440 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	93	91
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at June 30, 2020 and December 31, 2019	374	374
Additional paid-in capital	4,887,709	4,992,200
Retained earnings	111,825	7,341
Total Stockholders’ Equity	5,000,001	5,000,006
Total Liabilities and Stockholders’ Equity	$151,024,200	$150,941,451

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 9, 2019 (Inception) Through June 30,
	2020	2020	2019
Formation and operating costs	$174,812	$413,335	$2,211
Loss from operations	(174,812)	(413,335)	(2,211)

Other income:
Interest income	62,651	545,593	—

(Loss) income before benefit from (provision for) income taxes	(112,161)	132,258	(2,211)
Benefit from (provision for) income taxes	23,554	(27,774)	—
Net (loss) income	$(88,607)	$104,484	$(2,211)

Weighted average shares outstanding, basic and diluted (1)	4,671,690	4,657,375	3,250,000

Basic and diluted net loss per common share (2)	$(0.03)	$(0.06)	$(0.00)

(1)	Excludes an aggregate of 14,015,735 shares subject to possible redemption at June 30, 2020. At June 30, 2019, excluded up to 487,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 7).
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $33,942 and $391,705 for the three and six months ended June 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	905,560	$91	3,737,500	$374	$4,992,200	$7,341	$5,000,006

Change in value of Class A common stock subject to possible redemption	28,630	2	—	—	(193,096)	—	(193,094)

Net income	—	—	—	—	—	193,091	193,091

Balance – March 31, 2020	934,190	93	3,737,500	374	4,799,104	200,432	5,000,003

Change in value of Class A common stock subject to possible redemption	75	—	—	—	88,605	—	88,605

Net loss	—	—	—	—	—	(88,607)	(88,607)

Balance – June 30, 2020	934,265	$93	3,737,500	$374	$4,887,709	$111,825	$5,000,001

FOR THE PERIOD FROM MAY 9, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – May 9, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	3,737,500	374	24,626	—	25,000

Net loss	—	—	—	(2,211)	(2,211)

Balance – June 30, 2019	3,737,500	$374	$24,626	$(2,211)	$22,789

(1)	Included up to 487,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ended June 30,	For the Period from May 9, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$104,484	$(2,211)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(545,593)	—
Changes in operating assets and liabilities:
Prepaid expenses	23,730	—
Accrued expenses	(49,509)	—
Income taxes payable	27,774	—
Net cash used in operating activities	(439,114)	(2,211)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	181,858	—
Net cash provided by investing activities	181,858	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	44,711
Payment of offering costs	—	(42,500)
Net cash provided by financing activities	—	27,211

Net Change in Cash	(257,256)	25,000
Cash – Beginning	1,093,408	—
Cash – Ending	$836,152	$25,000

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$104,489	$—
Offering costs included in accrued offering costs	$—	$2,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of CuriosityStream Inc., a Delaware corporation (“CuriosityStream”), as discussed in Note 9. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $8,745,223 consisting of $2,990,000 of underwriting fees, $5,232,500 of deferred underwriting fees and $522,723 of other offering costs. In addition, as of June 30, 2020, cash of $836,152 was held outside of the Trust Account and is available for working capital purposes.

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

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company withdrew $181,858 of the interest earned on the Trust Account to pay for its franchise taxes.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 487,500 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Notes 5). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 12,215,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Reconciliation of Net Income per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 9, 2019 (Inception) Through June 30,
	2020	2020	2019
Net (loss) income	$(88,607)	$104,484	$(2,211)
Less: Income attributable to shares subject to possible redemption	(33,942)	(391,705)	—
Adjusted net loss	$(122,549)	$(287,221)	$(2,211)

Weighted average shares outstanding, basic and diluted	4,671,690	4,657,375	3,250,000

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $75,000 and $15,000 is included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2020 and December 31, 2019, respectively.

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 934,265 and 905,560 shares of Class A common stock issued or outstanding, excluding 14,015,735 and 14,044,440 shares of Class A common stock subject to possible redemption, respectively.

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

At June 30, 2020 and December 31, 2019, there were 3,737,500 shares of Class B common stock issued and outstanding.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

SOFTWARE ACQUISITION GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$150,083,645	$149,719,910

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CS Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Hendricks Factual Media LLC, a Delaware limited liability company (the “Majority Stockholder”), and CuriosityStream. The transactions contemplated under the Merger Agreement are referred to as the “Transactions.”

Pursuant to the terms of the Merger Agreement, a business combination between the Company and CuriosityStream will be effected through the merger of Merger Sub with and into CuriosityStream, with CuriosityStream surviving as the surviving company (the “Surviving Company”) and a wholly-owned subsidiary of the Company (the “Merger”). Once effective, all equity securities of CuriosityStream will be converted into the right to receive the applicable portion of Merger Consideration (as defined below) pursuant to the terms and subject to the conditions set forth in the Merger Agreement.

 Under the terms of the Merger Agreement, the aggregate consideration to be paid in the Merger is $302,098,500 (the “Merger Consideration”), as adjusted in accordance with the terms of the Merger Agreement, in Class A common stock of the Company, as more specifically set forth therein.

The Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

More information about the Merger is included in the preliminary proxy statement/prospectus that the Company filed with the SEC on August 12, 2020. The preliminary proxy statement/prospectus contains the notice of special meeting of stockholders of the Company to vote on and adopt the Merger Agreement and to vote on certain related proposals. There is no guarantee that the conditions to the closing of the Merger will be satisfied prior to, or following such meeting.

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

Recent Developments

On August 10, 2020, we entered into the Merger Agreement with Merger Sub, the Majority Stockholder and CuriosityStream, pursuant to which we will pay the Merger Consideration as more specifically set forth in the Merger Agremement. The Merger will be consummated subject to the deliverables and provisions as further described in the Merger Agreement. See Note 9 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 9, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $88,607, which consists of operating costs of $174,812, offset by interest income on marketable securities held in the Trust Account of $62,651 and an income tax benefit of $23,554.

For the six months ended June 30, 2020, we had net income of $104,484, which consists of interest income on marketable securities held in the Trust Account of $545,593, offset by operating costs of $413,335 and a provision for income taxes of $27,774.

For the period from May 9, 2019 (inception) through June 30, 2019, we had net loss of $2,211, which consists of formation and operating costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $439,114. Net income of $104,484 was offset by interest earned on marketable securities held in the Trust Account of $545,593. Changes in operating assets and liabilities provided $1,955 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $150,083,645 (including approximately $584,000 of interest income earned from investments in a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $181,858 of interest earned on the Trust Account to pay for our franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting commissions), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had $836,152 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 20, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SOFTWARE ACQUISITION GROUP INC.

Date: August 14, 2020	By:	/s/ Jonathan S. Huberman
	Name:	Jonathan S. Huberman
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer)