Form 10-Q
period 2020-09-30
CuriosityStream Inc.
filed 2020-11-16
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-39139

CuriosityStream Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1797523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8484 Georgia Ave., Suite 700
Silver Spring, Maryland 20910

(Address of principal executive offices)

(301) 755-2050

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	CURI	NASDAQ
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CURIW	NASDAQ

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

As of November 12, 2020, there were 38,673,143 shares of Class A common stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$513,475	$1,093,408
Prepaid expenses	66,858	128,133
Total Current Assets	580,333	1,221,541

Marketable securities held in Trust Account	150,071,746	149,719,910
Total Assets	$150,652,079	$150,941,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$239,116	$179,881
Income taxes payable	1,952	1,952
Total Current Liabilities	241,068	181,833

Deferred underwriting fee payable	5,232,500	5,232,500
Total Liabilities	5,473,568	5,414,333

Commitments

Class A common stock subject to possible redemption, 13,971,338 and 14,044,440 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	140,178,510	140,527,112

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 978,662 and 905,560 issued and outstanding (excluding 13,971,338 and 14,044,440 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	98	91
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at September 30, 2020 and December 31, 2019	374	374
Additional paid-in capital	5,340,795	4,992,200
(Accumulated deficit)/Retained earnings	(341,266)	7,341
Total Stockholders’ Equity	5,000,001	5,000,006
Total Liabilities and Stockholders’ Equity	$150,652,079	$150,941,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 9, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$494,939	$801	$908,274	$3,012
Loss from operations	(494,939)	(801)	(908,274)	(3,012)

Other income:
Interest income	14,074	—	559,667	—

(Loss) income before benefit from (provision for) income taxes	(480,865)	(801)	(348,607)	(3,012)
Benefit from (provision for) income taxes	27,774	—	—	—
Net (loss) income	$(453,091)	$(801)	$(348,607)	$(3,012)

Weighted average shares outstanding, basic and diluted (1)	4,671,765	3,250,000	4,662,207	3,250,000

Basic and diluted net loss per common share (2)	$(0.10)	$(0.00)	$(0.16)	$(0.00)

(1)	Excludes an aggregate of 13,971,338 shares subject to possible redemption at September 30, 2020. At September 30, 2019, excluded up to 487,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $0 and $382,834 for the three and nine months ended September 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	905,560	$91	3,737,500	$374	$4,992,200	$7,341	$5,000,006

Change in value of Class A common stock subject to possible redemption	28,630	2	—	—	(193,096)	—	(193,094)

Net income	—	—	—	—	—	193,091	193,091

Balance – March 31, 2020	934,190	93	3,737,500	374	4,799,104	200,432	5,000,003

Change in value of Class A common stock subject to possible redemption	75	—	—	—	88,605	—	88,605

Net loss	—	—	—	—	—	(88,607)	(88,607)

Balance – June 30, 2020	934,265	93	3,737,500	374	4,887,709	111,825	5,000,001

Change in value of Class A common stock subject to possible redemption	44,397	5	—	—	453,086	—	453,091

Net loss	—	—	—	—	—	(453,091)	(453,091)

Balance – September 30, 2020	978,662	$98	3,737,500	$374	$5,340,795	$(341,266)	$5,000,001

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM MAY 9, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – May 9, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	3,737,500	374	24,626	—	25,000

Net loss	—	—	—	(2,211)	(2,211)

Balance – June 30, 2019	3,737,500	374	24,626	(2,211)	22,789

Net loss	—	—	—	(801)	(801)

Balance – September 30, 2019	3,737,500	$374	$24,626	$(3,012)	$21,988

(1)	Included up to 487,500 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from May 9, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(348,607)	$(3,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(559,667)	—
Changes in operating assets and liabilities:
Prepaid expenses	61,275	—
Accrued expenses	59,235	—
Net cash used in operating activities	(787,764)	(3,012)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	207,831	—
Net cash provided by investing activities	207,831	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	125,207
Payment of offering costs	—	(122,196)
Net cash provided by financing activities	—	28,011

Net Change in Cash	(579,933)	24,999
Cash – Beginning	1,093,408	—
Cash – Ending	$513,475	$24,999

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(348,602)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CuriosityStream Inc., formerly known as Software Acquisition Group Inc. (the “Company”), was a blank check company incorporated in Delaware on May 9, 2019. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

Business Combination

On October 14, 2020 (the “Closing Date”), the Company consummated the previously announced merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2020, by and among the Company, CS Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), CuriosityStream Operating Inc., a Delaware corporation (formerly named CuriosityStream Inc.) (“Legacy CuriosityStream”) and Hendricks Factual Media LLC, a Delaware limited liability company (“HFM”).

Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy CuriosityStream was effected through the merger of Merger Sub with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving such merger as a wholly-owned subsidiary of the Company (the “Merger” and, the completion of the Merger, the “Closing”). At the effective time of the Merger (the “Effective Time”), all (100%) of the issued and outstanding shares of capital stock of Legacy CuriosityStream were converted into an aggregate of 31,556,837 shares (the “Merger Shares”) of the Company’s Class A Common Stock, par value $0.0001 per share (“Common Stock”). Pursuant to the Merger Agreement, 1,501,758 Merger Shares issued by the Company at closing will be held in escrow for a period of twelve (12) months after the Closing to satisfy indemnification obligations and an additional 19,924 Merger Shares will be held in escrow pending final working capital calculations (collectively, the “Escrow Shares”).

In connection with the Closing, and pursuant to the terms of a PIPE Subscription Agreement entered into by the Company with certain third-party investors (the “PIPE Investors”) in connection with the execution of the Merger Agreement, the Company completed the issuance of an aggregate of 2,500,000 newly-issued shares of Common Stock for an aggregate purchase price of $25,000,000 (the “PIPE”). The shares of Common Stock issued by the Company pursuant to the PIPE were issued concurrently with the Closing of the Merger on the Closing Date.

Also in connection with the Closing, the Company changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.”

In connection with the Closing, the Company withdrew $125,975,252 of Funds from the Trust Account (as defined below) to fund the redemptions of 12,549,512 shares.

Upon the closing:

●	Merger Sub merged with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving as a wholly-owned subsidiary of the Company;

●	each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time was converted into and exchanged for one validly issued, fully paid and nonassessable share of Common Stock, par value $0.01 per share, of Legacy CuriosityStream to be held by the Company;

●	all issued and outstanding shares of Legacy CuriosityStream capital stock converted into an aggregate of 31,556,837 shares of Common Stock (inclusive of the Escrow Shares);

●	all shares of Legacy CuriosityStream capital stock held in treasury were canceled without any conversion thereof;

●	all of the 3,737,500 outstanding shares of the Company’s Class B Common Stock, par value $0.0001 per share, held by the Software Acquisition Holdings, LLC (the “Sponsor”), converted into an aggregate of 3,737,500 shares of Common Stock, 2,242,500 of which are subject to certain vesting conditions;

●	of the 4,740,000 Private Placement Warrants held by the Sponsor immediately prior to the Effective Time, (i) 711,000 were forfeited by the Sponsor and (ii) an aggregate of 353,000 were forfeited by the Sponsor and reissued by the Company to certain PIPE Investors and holders of Common Stock existing prior to the Effective Time;

●	all of the remaining outstanding Company Units were converted, pursuant to their terms, into one share of Common Stock and one-half (1/2) of one warrant; and

●	all of the outstanding options to acquire Legacy CuriosityStream common stock were converted into options to acquire an aggregate of 2,214,246 shares of Common Stock;

●	the Company issued an aggregate of 2,500,000 shares of Common Stock to the PIPE Investors pursuant to the closing of the PIPE.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

As a result of the foregoing Transactions, as of the Closing Date and immediately following the completion of the Merger and the PIPE, the Company had the following outstanding securities:

●	37,952,325 shares of Common Stock (inclusive of the Escrow Shares);

●	options to acquire an aggregate of 2,214,246 shares of Common Stock; and

●	7,475,000 public warrants and 4,029,000 Private Placement Warrants, each exercisable for one share of Common Stock at a price of $11.50 per share.

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s subsidiary was comprised of CS Merger Sub, Inc.

All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and consummating the acquisition of Legacy CuriosityStream.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,740,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the “Sponsor, generating gross proceeds of $4,740,000, which is described in Note 4.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company withdrew $207,831 of the interest earned on the Trust Account to pay for its franchise taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 487,500 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 12,215,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants was contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 9, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Net loss	$(453,091)	$(801)	$(348,607)	$(3,012)
Less: Income attributable to shares subject to possible redemption	—	—	(382,834)	—
Adjusted net loss	$(453,091)	$(801)	$(731,441)	$(3,012)

Weighted average shares outstanding, basic and diluted	4,671,765	3,250,000	4,662,207	3,250,000

Basic and diluted net loss per common share	$(0.10)	$(0.00)	$(0.16)	$(0.00)

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

On November 22, 2019, pursuant to the Initial Public Offering, the Company sold 14,950,000 Units, which included the full exercise by the underwriter of its option to purchase an additional 1,950,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

The Founder Shares automatically converted into shares of Class A common stock upon the consummation of the Business Combination on a one-for-one basis.

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

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 19, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which $105,000 and $15,000 is included in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company ceased paying these monthly fees upon the Closing.

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

Underwriting Agreement

The underwriter was entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $5,232,500. The deferred fee was paid in cash upon the closing of the business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Litigation Relating to the Merger

On September 2, 2020, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported Company stockholder in connection with the merger: Khan v. Software Acquisition Group, Inc., et al., Index No. 654208/2020 (N.Y. Sup. Ct.). The Complaint names the Company and certain current members of the Company’s board of directors as defendants. The Complaint alleges, among other things, breach of fiduciary duty claims against the Company’s board of directors in connection with the Merger. The Complaint also alleges that the preliminary proxy statement filed on Schedule 14A with the SEC on August 12, 2020 was misleading and/or omitted material information concerning the Business Combination. The Complaint seeks, among other things: injunctive relief, including an order enjoining the consummation of the merger; declaratory relief; and an award of attorneys’ fees and damages in an undetermined amount.

In addition, on September 10, 2020, counsel for a purported individual stockholder of the Company sent a letter to legal counsel for the Company in connection with the Merger that alleged that the preliminary proxy statement failed to disclose certain information regarding the Merger. The Letter demanded that the Company make certain additional disclosures in the proxy statement, and claimed that the failure to make such disclosures constituted a violation of federal securities laws.

The Company believes that the allegations in the Complaint and the Letter are without merit. The Company also believes that the disclosures set forth in the preliminary proxy statement on the subjects discussed in the Complaint and the Letter comply fully with applicable law and do not need to be supplemented. However, solely to avoid the costs, risks, nuisance, and uncertainties inherent in disputes concerning these types of allegations, or potential litigation that could delay or adversely affect the Merger, the Company has determined to voluntarily supplement the preliminary proxy statement with certain additional disclosures.

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 978,662 and 905,560 shares of Class A common stock issued or outstanding, excluding 13,971,338 and 14,044,440 shares of Class A common stock subject to possible redemption, respectively.

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

At September 30, 2020 and December 31, 2019, there were 3,737,500 shares of Class B common stock issued and outstanding.

The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis.

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

CURIOSITYSTREAM INC.

(successor to Software Acquisition Group Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$150,071,746	$149,719,910

On October 14, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses.

NOTE 9. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Closing on October 14, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company incorporated on May 9, 2019 under the name Software Acquisition Group Inc. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on November 22, 2019 and completed the Business Combination (as defined below) on October 14, 2020.

Recent Developments

On October 14, 2020, we consummated the Business Combination with Merger Sub, the Majority Stockholder and Legacy CuriosityStream pursuant to the Merger Agreement. Upon the consummation of the Closing, Merger Sub merged with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving such merger as a wholly-owned subsidiary of the Company. In connection with the closing of the Business Combination, the Company changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.” See Note 9 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

Our entire activity from inception up to November 22, 2019 was in preparation for our Initial Public Offering. From the consummation of our Initial Public Offering through September 30, 2020, our activity was been limited to the evaluation of business combination candidates and consummating the acquisition of Legacy CuriosityStream.

For the three months ended September 30, 2020, we had a net loss of $453,091, which consists of operating costs of $494,939, offset by interest income on marketable securities held in the Trust Account of $14,074 and an income tax benefit of $27,774.

For the nine months ended September 30, 2020, we had net loss of $348,607, which consists of interest income on marketable securities held in the Trust Account of $559,667, offset by operating costs of $908,274.

For the three months ended September 30, 2019 and the period from May 9, 2019 (inception) through September 30, 2019, we had net loss of $801 and $3,012, respectively, which consists of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had marketable securities held in the Trust Account of $150,071,746 (including approximately $572,000 of interest income earned from investments in a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $207,831 of interest earned on the Trust Account to pay for our franchise taxes.

For the nine months ended September 30, 2020, cash used in operating activities was $787,764. Net loss of $348,607 was affected by interest earned on marketable securities held in the Trust Account of $559,667. Changes in operating assets and liabilities provided $120,510 of cash from operating activities.

We used substantially all of the funds held in the Trust Account to complete the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

In addition, we agreed to pay the underwriters a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $5,232,500. The deferred fee was paid in cash upon the closing of the Merger from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in (i) our Annual Report on Form 10-K filed with the SEC on March 20, 2020, (ii) our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, initially filed with the SEC on September 17, 2020 and as amended through October 6, 2020, or (iii) our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: November 13, 2020	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	Chief Executive Officer
(Principal Executive)

Date: November 13, 2020	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)