Form 10-K
period 2020-12-31
CuriosityStream Inc.
filed 2021-03-31
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-39139

CURIOSITYSTREAM INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1797523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8484 Georgia Ave., Suite 700
Silver Spring, Maryland	20910
(Address of principal executive offices)	(Zip Code)

(301) 755-2050

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001	CURI	NASDAQ
Warrants, each exercisable for one share of Common stock at an exercise price of $11.50 per share	CURIW	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $10.05 reported on The Nasdaq Capital Market, was approximately $150.2 million.

As of March 26, 2021, there were 52,548,000 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

CURIOSITYSTREAM INC.

i

Part I

CERTAIN DEFINED TERMS

Each of the terms the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to CuriosityStream Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:

“App Services” means applications developed for iOS, Android, streaming media player and smart tv operating systems.

“Board” means the board of directors of the Company.

“Bundled MVPD Business” refers to our ability to convey a broad scope of rights, including 24/7 “linear” channels, on-demand content library, mobile rights and/or pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber as part of a multi-year agreement.

“Bundled MVPD Partners” means affiliate relationships with MVPDs, broadband and wireless companies in the U.S. and international territories.

“Business Combination” means the acquisitions and transactions contemplated by the Merger Agreement.

“Bylaws” means the Amended and Restated Bylaws of CuriosityStream Inc.

“Charter” means the Second Amended and Restated Certificate of Incorporation of CuriosityStream Inc.

“Common Stock” means the Common Stock of the Company, par value $0.0001 per share.

“Code” means the Internal Revenue Code of 1986, as amended.

“CSR” means corporate and social responsibility.

“Legacy CuriosityStream” means Curiosity Inc., a Delaware corporation (formerly named CuriosityStream Operating Inc., and prior to the consummation of the Business Combination, CuriosityStream Inc.).

“DGCL” means the Delaware General Corporation Law.

“Direct Service” or “Direct Business” means App Services together with O&O Service.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“GAAP” means United States generally accepted accounting principles, consistently applied, as in effect from time to time.

“IPO” means the SAQN’s initial public offering of Units consummated on November 22, 2019.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.

“LIBOR” means the London Interbank Offered Rate.

“Merger” means the merger of Merger Sub with and into Legacy CuriosityStream.

“Merger Sub” means CS Merger Sub, Inc., a Delaware corporation.

“MVPDs” means multichannel video programming distributors.

“NASDAQ” means The Nasdaq Capital Market.

“O&O Service” means our owned and operated website.

“Omnibus Incentive Plan” means our 2020 Omnibus Incentive Plan.

“Partner Direct Service” or “Partner Direct Business” means, collectively, MVPDs that include Comcast, Cox, Dish and NCTC and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV.

“PIPE” means the issuance and sale to the PIPE Investors, an aggregate of 2,500,000 shares of Common Stock for an aggregate purchase price of $25,000,000 pursuant to Subscription Agreements between the Company and the PIPE Investors.

“PIPE Investors” means certain third-party investors in the PIPE.

“PIPE Warrants” means the 353,000 warrants issued to PIPE Investors in connection with our Business Combination.

“Private Placement Warrants” means the 3,676,000 warrants issued to Software Acquisition Holdings LLC in a private placement that closed concurrently with our IPO.

“Program Sales Business” means CuriosityStream’s program sales.

“Public Warrants” means the 7,475,000 warrants sold as part of the Units in the IPO.

“SAQN” means Software Acquisition Group Inc. prior to the consummation of the Business Combination.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Sponsor” means the Company’s former sponsor, Software Acquisition Group LLC.

“Sponsorship & Advertising Business” means the Company developing integrated digital brand partnerships.

“SVoD” means subscription video on-demand.

“Trust Account” means the trust account established in connection with the IPO.

“Units” means the units of SAQN, each consisting of one share of Common Stock and one-half of one Warrant, with each such Public Warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. On October 14, 2020, the Company’s Common Stock and Public Warrants were listed on NASDAQ under the new trading symbols of “CURI” and “CURIW,” respectively, and all of SAQN’s units separated into their component parts of (i) one share of Common Stock and (ii) one-half (1/2) of one warrant and ceased trading on NASDAQ.

“vMVPDs” means virtual MVPDs.

“Warrants” means the Private Placement Warrants, the PIPE Warrants and Public Warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of the Company to:

●	attract and retain sponsors;

●	effectively market for online sponsorship;

●	anticipate trends in video consumption;

●	significantly increase its subscriber base and retain subscribers;

●	increase its subscriber hours

●	compete for subscribers and sponsorship spending with other content services;

●	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

●	continue operating under existing laws and licensing regimes;

●	license content at favorable rates;

●	anticipate the uncertainties inherent in the development of new business lines and business strategies;

●	retain and hire necessary employees;

●	increase brand awareness;

●	expand its ecosystem with third-party and proprietary devices;

●	attract, train and retain effective officers, key employees or directors;

●	upgrade and maintain information technology systems;

●	acquire and protect intellectual property;

●	effectively respond to general economic and business conditions;

●	maintain the listing on the NASDAQ;

●	obtain additional capital, including use of the debt market;

●	enhance future operating and financial results;

●	meet international and education market expansion plans;

●	anticipate rapid technological changes;

●	comply with laws and regulations applicable to its business;

●	stay abreast of modified or new laws and regulations applying to its business, including copyright and privacy regulation;

●	anticipate the impact of, and response to, new accounting standards;

●	respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;

●	negotiate content agreements;

●	anticipate the significance and timing of contractual obligations;

●	obtain content despite continued consolidation of distribution customers and production studios;

●	effectively invest in content and marketing, including investments in original programming;

●	maintain key strategic relationships with partners and distributors;

●	anticipate member viewing patterns and other uncertainties associated with product and service development and market acceptance;

●	respond to uncertainties associated with product and service development and market acceptance;

●	anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets; and

●	successfully defend litigation.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the Company’s financial performance;

●	changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	adverse effects that the novel coronavirus (COVID-19) may have on the Company and/or the economy in general;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

●	the availability of, and the Company’s ability to execute upon, any expansion plans and opportunities; and

●	other risks and uncertainties set forth in Part 1, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our results to vary from expectations. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	If our efforts to attract and retain users are not successful, our business will be adversely affected;

●	We have a limited operating history and history of net losses, and we anticipate that we will experience net losses for the foreseeable future;

●	Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance;

●	Certain of our growth strategies are untested, unproven or not yet fully developed;

●	If we experience excessive rates of user churn, our revenues and business will be harmed;

●	If our efforts to build strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results will be affected adversely;

●	We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects;

●	We rely upon a number of partners to make our service available on their platforms and devices;

●	If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain users, and our operating results may be adversely affected;

●	If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected;

●	We may not be able to generate sufficient cash to service our obligations and any debt we incur;

●	We have a substantial amount of obligations, including streaming content obligations, which, together with any debt we incur in the future, could adversely affect our financial position;

●	We may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts;

●	If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted; and

●	We could be subject to economic, political, regulatory and other risks arising from our international operations.

Item 1. Business

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” or the “Company” refer to CuriosityStream and its subsidiaries prior to and following the consummation of the Business Combination. All references in this section to Software Acquisition Group Inc. and SAQN are references to the registrant prior to the consummation of the Business Combination.

Corporate History and Background

On October 14, 2020 (the “Closing Date”), CuriosityStream Inc., a Delaware corporation (formerly named Software Acquisition Group Inc.) consummated a merger pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2020, by and among Software Acquisition Group Inc., CS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Software Acquisition Group Inc. (“Merger Sub”), CuriosityStream Operating Inc., a Delaware corporation (which has been re-named Curiosity Inc. following the Business Combination) (“Legacy CuriosityStream”), and Hendricks Factual Media LLC, a Delaware limited liability company (“HFM”). The transactions consummated pursuant to the Merger Agreement are referred to in this Annual Report on Form 10-K as the “Business Combination.”

SAQN, a blank check company, was incorporated as a Delaware corporation on May 9, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Business Combination, SAQN did not engage in any operations nor generate any revenue. On November 22, 2019, SAQN consummated its IPO of 14,950,000 Units, which included the full exercise by the underwriter of the over-allotment option to purchase an additional 1,950,000 Units. Each Unit consisted of one share of Common Stock and one-half of one Warrant. Each whole Warrant entitled the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds, before expenses, of $149,500,000.

CuriosityStream LLC, Legacy CuriosityStream’s predecessor, was formed in the State of Delaware in June 2008. CuriosityStream LLC officially launched its subscription service to U.S. based customers in March 2015 and to international customers in September 2015. In October 2018, Legacy CuriosityStream completed a statutory corporate conversion pursuant to which CuriosityStream LLC was converted into a Delaware corporation and renamed CuriosityStream Inc. (our “corporate reorganization”). In connection with our corporate reorganization, each membership interest of CuriosityStream LLC was converted into shares of common stock of CuriosityStream Inc. In November 2018, Legacy CuriosityStream completed a private placement of 14,557,000 shares of Series A Convertible Preferred Stock.

Immediately prior to the consummation of the Business Combination, the issued and outstanding shares of Series A Convertible Preferred Stock of Legacy CuriosityStream automatically converted into an aggregate of approximately 18.4 million shares of our Common Stock. Upon the consummation of the Business Combination, Merger Sub merged with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of Software Acquisition Group Inc. (the “Merger” and, the completion of the Merger, the “Closing”). In connection with the Closing, the registrant changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.”

Our Common Stock and Warrants are listed on the NASDAQ under the symbols “CURI” and “CURIW,” respectively.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, or (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”). References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Business Overview

Created by John Hendricks, founder of the Discovery Channel and former Chairman of Discovery Communications, we are a media and entertainment company that offers premium video programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVoD platforms, as well as via bundled content licenses for SVoD and linear offerings, partner bulk sales, brand partnerships and content sales. We are well-positioned for growth as a digital-native video platform monetizing content across this broad revenue stack.

Through the rapid expansion of our library of high-quality titles and by exploiting multiple channels to monetize our programming, we believe that we have achieved global leadership in factual content streaming and are well positioned to capitalize on favorable ongoing industry trends to create value for our shareholders and other stakeholders.

Our award-winning content library features more than 3,100 nonfiction episodes, including more than 1,000 original, commissioned or co-produced documentaries, of short-form, mid-form and long-form duration, with an estimated $1 billion original production value. Our films are produced, co-produced or commissioned by us, or licensed through one of our content partnerships, such as with NHK in Japan, ZED in France and Terra Mater in Austria. Our programs are hosted by and feature scientists, experts and celebrities, such as Stephen Hawking, Sir David Attenborough and Sigourney Weaver. Our programs have already received three Emmy nominations, including an Emmy Award win for Stephen Hawking’s Favorite Places. Every title on our platform is available on-demand and, other than historical footage or classic documentaries, in high definition or 4K quality.

Our content, approximately one-third of which is originally produced with the remaining two-thirds consisting of licensed programming, is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox. In addition, we have affiliate agreement relationships with, and our service is available directly from, MVPDs that include Comcast, Cox, Dish and NCTC and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV, which we refer to as our “Partner Direct Service” or “Partner Direct Business.”

Our Direct Service is available in more than 175 countries to any household with a broadband connection for $2.99 per month or $19.99 per year for high-definition resolution. We also provide a premium service in 4K resolution for $9.99 per month or $69.99 per year. Over 75% of Direct Service subscribers select annual subscription plans, which has reduced subscriber churn and facilitates our ability to learn and serve consumer preferences. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms.

The technology associated with our Direct Business is designed to facilitate a consistent user experience across the different interface platforms and operating system applications. We provide value for both our users and ourselves through our analytics algorithm and data collection system. Leveraging our database of anonymized user preferences, ratings and behavior, we are constantly refining our content recommendation engine to suggest and serve content to our customers.

In addition to our Partner Direct Services and Businesses, we have affiliate relationships with our Bundled MVPD Partners — MVPDs, broadband and wireless companies in the US and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber as part of a multi-year agreement. This Bundled MVPD Business offers us the advantages of long-cycle and recurring revenue and the potential to access hundreds of millions of paying subscribers globally. As a young and digital-native company, we are not laden with some of the overhead costs nor over-dependent on lines of business that may hamper the growth of legacy media companies. We are consequently able to offer Bundled MVPD Partners more attractive rates than well-known conglomerates, meeting the Bundled MVPD Partners’ need to cut costs in their business without losing quantity or quality of factual content.

Our Corporate & Association Partnership business has been comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” As a family-friendly and enriching service, we are well-positioned among media companies to continue to build our roster of customers in this model. We see an even bigger opportunity with corporations and associations, however, via multi-year integrated partnerships where we create and distribute content in support of these partners’ CSR and membership initiatives.

Our Sponsorship & Advertising Business consists of developing integrated digital brand partnerships designed to offer blue chip brands the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads.

Our Program Sales Business is focused on providing factual content to entertainment media companies. We have the opportunity to provide a turnkey, financially attractive “factual solution” to meet this business demand. We are able to sell to certain media companies a collection of our existing titles in a traditional program sales deal and are party to a multi-year, multi-million dollar program sales agreement with one such media company. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates program sales revenue.

The most basic functional structure of our company thrives due to the collaboration of (1) our content team, which works with more than 150 production companies and distributors across the world to create and acquire programming, (2) our legal and finance teams, which structure and formalize agreements, (3) our creative services and content operations teams, which develop all of the marketing materials, metadata and other assets associated with a piece of content, and (4) our content operations and technology teams, which then deliver our content and services to all manner of devices and streaming platforms for our Direct, Partner Direct, Bundled MVPD and other businesses.

Our revenue for the year ended December 31, 2020 was $39.6 million. Our net loss for the year ended December 31, 2020 was $38.6 million.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a more detailed discussion of our product and service lines and channels through which we generate revenue.

Competition

We compete for the time and attention of our users across different forms of media, including traditional broadcast, cable, satellite and internet-delivered video, other providers of SVoD services (Amazon Prime Video, Hulu, Netflix), other providers of in-home and mobile entertainment such as radio, music streaming services, and social media and networking websites. Many consumers maintain simultaneous relationships with multiple in-home entertainment providers and can easily shift spending from one provider to another.

We compete to attract, engage, and retain users with other content providers based on a number of factors, including the user experience, content range and quality, ease of use of our platform, price, accessibility, perceptions of advertising load, brand awareness and reputation.

Many of our competitors enjoy competitive advantages such as greater brand recognition, legacy operating histories and larger marketing and content budgets, as well as greater financial, technical, human and other resources. However, we currently face limited competition in the factual SVoD category.

Intellectual Property

Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions. We have confidentiality and proprietary rights arrangements with our employees, consultants and business partners, and we control access to, and distribution of, our proprietary information.

Our registered trademarks in the United States include “Curiosity” and “CuriosityStream.”

We are the registrant of the internet domain name for our website, www.curiositystream.com, as well as others. We own rights to proprietary processes and trade secrets, including those underlying the CuriosityStream service.

In addition to the foregoing protections, we generally control access to, and use of, our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with contractors, customers and partners. Our employees sign acknowledgements of our policies with respect to confidentiality and proprietary rights.

Government Regulation

As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to information and network security, data protection, privacy, and governmental access to data, among other things. Many of these laws and regulations are still evolving and could be interpreted, updated, or new laws passed in ways that could harm our business. In the area of information and network security and data protection, the laws in the United States, the European Union (the “EU”), and other jurisdictions globally can require specified actions to maintain the confidentiality, integrity and availability of networks and data. Notwithstanding any activities to secure networks and data, security for networks and data cannot be guaranteed. Cyber incidents can and do happen. Additionally, laws in many U.S. states require companies to implement specific information security controls to protect certain types of personally identifiable information. Credit card networks may also require us to employ certain security and privacy controls, and failure to comply with these obligations may lead to significant liabilities. Likewise, U.S. states, the EU, China, and other jurisdictions have laws in place requiring companies to notify users, regulators, and sometimes law enforcement if there is a security breach that compromises certain categories of information, including personal information and personally identifiable information. Any failure on our part to comply with these laws, obligations, or regulations may subject us to significant liabilities.

We may also be subject to U.S. federal and state, EU and other foreign laws regarding privacy, the collection of the data of minors, and the privacy of customer data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of customer information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws, obligations, or regulations globally could result in proceedings against us by governmental authorities, individuals, or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our customers’ information could result in a loss of confidence in our service among existing and potential customers, and ultimately, in a loss of customers and advertisers, which could adversely affect our business.

Privacy Policy

We collect and use certain types of information from our customers in accordance with the privacy policy that is posted on our website. We collect personally identifiable information directly from customers when they register to use our service and sign up to receive email newsletters. We may also obtain information about our customers from other customers and third parties. Our policy is to use the collected information to customize and personalize advertising and content for customers and to enhance the customer experience when using our service.

We also use automated data collection technology, such as tracking cookies, to collect non-personally identifiable information in order to help us track customer interactions with our service. Third-party advertisers and service partners may also use tracking technologies in order to collect non-personally identifiable information regarding use of our platforms.

We have implemented commercially reasonable physical and electronic security measures to protect against the loss, misuse, and alteration of personally identifiable information. No security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to our customers’ personally identifiable information.

Employees and Human Capital

In 2020 and 2019, we had approximately 54 and 47 total, full-time employees on average, respectively. As of December 31, 2020, we had approximately 63 full-time employees, all of whom were located in the U.S. We have one location, a corporate office plus filming studio and edit suites, in Silver Spring, Maryland (the “Office”). Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our ability to attract, retain and improve the effectiveness of our employees is a critical factor for executing our growth strategy. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other differences.

We are committed to diversity and inclusion as well as equitable pay within our workforce. To further some of these initiatives, for example, in the third quarter of 2020, we retained Willis Towers Watson, a leading global advisory firm, to review our compensation structure. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Currently all employees receive equity grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from the Company’s growth and profitability.

Our human resource strategy is overseen by our Chief Operating Officer and executive team, which aims to provide regular updates to our board of directors. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

In addition, the health and safety of our employees, customers and communities are of primary concern to us. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including:

●	Mandating remote work other than certain employees who at various times may be required to work in the Office to conduct minimal operations to meet business objectives;

●	Establishing additional cleaning and sanitization practices on top of the robust sanitization protocols already undertaken in the Office;

●	Implementing touchless contact points for most doors in the Office;

●	Establishing physical distancing procedures for employees in the Office;

●	Requiring face coverings to be worn in the Office and having disposable face coverings available for use,

●	Implementing HEPA air filter system in the conference room in the Office; and

●	Installing self-service hand sanitizer dispensers in the Office.

The safety and well-being of our employees is of critical importance to us to attract and retain top performers and execute on our growth strategy.

Item 1A. Risk Factors

If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to the Company’s Business

If our efforts to attract and retain users are not successful, our business will be adversely affected.

We have experienced significant user growth over the past several years. Our ability to continue to attract users will depend in part on our ability to effectively market our service, consistently provide our users with compelling content choices, as well as a quality experience for selecting and viewing factual entertainment. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain users. Competitors include other entertainment video providers, such as MVPDs, and SVoD services. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain users. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users are not successful, we may not be able to attract users, and as a result, our ability to maintain and/or grow our business will be adversely affected. Users may cancel our service for many reasons, including: a perception that they do not use the service sufficiently, the need to cut household expenses, selection of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per user revenues commensurate with the lowered growth rate, such that our margins, liquidity and results of operation may be adversely impacted, and our ability to operate at a net-loss may be strained. If we are unable to successfully compete with current and new competitors in both retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.

The recent novel coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.

The global spread of the novel coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and in otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. International and domestic travel has been severely curtailed, which required the cancellation of dozens of partner and potential partner meetings and the rescheduling to virtual and telephonic forums for other such meetings. Many content productions are paused, including productions of third parties who supply us with content. Other partners have similarly had their operations altered or temporarily suspended, including distribution partners and those partners that we use for our operations as well as development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some partners and vendors go out of business, resulting in reduced demand from distributors and consequent reduction in forecasted revenue, as well as supply constraints and increased costs or delays to our productions. Such production pauses may cause us to temporarily have less new content available on our service in subsequent quarters, which could negatively impact consumer demand for and member retention to our service and the number of paid memberships. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; increased competition with alternative media platforms and technologies; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. During the COVID-19 crisis, we may not be able to provide the same level of customer service and product features that our members are used to, which could negatively impact their perception of our service resulting in an increase in cancellations. Furthermore, given increased government expenditures associated with their COVID-19 response, we could see increased government obligations which could negatively impact our results of operations. If we need to access the capital markets, there can be no assurance that financing will be available on attractive terms to us, if at all. We will continue to actively monitor the effects of the COVID-19 pandemic on our business and may take further actions that alter our business operations, including distribution, partnerships and content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

The COVID-19 pandemic has also led in part to an increase in our net paid subscribers relative to our quarterly forecast and historic trends. However, these results, as well as the results represented by other metrics, such as revenues, operating margins, net income and other financial and operating data, may not be indicative of results for future periods. Our increase in net paid subscribers may reflect the acceleration of growth that we would have seen in subsequent periods, and subscriber growth may slow or reverse, due to slower acquisition and/or higher cancellations, as government and other restrictions are relaxed. In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our distribution and content productions, our business and results of operation may be negatively impacted.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section including, but not limited to, our ability to retain users, our ability to operate at a net loss, and our liquidity.

We have a limited operating history and history of net losses, and we anticipate that we will experience net losses for the foreseeable future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. CuriosityStream LLC, our predecessor, was formed as a Delaware limited liability company in June 2008. CuriosityStream LLC officially launched its subscription service to U.S. based customers in March 2015 and to international customers in September 2015. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects.

We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, anticipate continuing to incur net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred a net loss of approximately $$38.6 million for the year ended December 31, 2020. We have not generated positive cash flow from operations, we may not be able to operate at a net loss indefinitely, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of paying subscribers to our service. Accomplishing these objectives will require significant capital investments. We cannot assure you that we will be able to achieve these objectives.

Our operating results are expected to be difficult to predict based on a number of factors that also may affect our long-term performance.

We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

●	our ability to maintain and develop new and existing revenue-generating relationships;

●	our ability to improve or maintain gross margins in our business;

●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

●	our ability to significantly increase our subscriber base and retain customers;

●	our ability to enforce our contracts and collect receivables from third parties;

●	our ability to develop, acquire and maintain an adequate breadth and depth of content via original productions, co-productions, commissions and/or licenses;

●	changes by our competitors to their product and service offerings;

●	increased competition;

●	our ability to detect and comply with data collection and privacy regulation and customer questions related thereto in every jurisdiction in which we operate;

●	changes in promotional support or other aspects of our relationships with our partners through which we make our service available, including the MVPDs and/or the vMVPDs, through which we offer our content;

●	our ability to effectively manage the development of new business segments and markets, and determine appropriate contract and licensing terms;

●	our ability to maintain and develop new and existing marketing relationships;

●	our ability to maintain, upgrade and develop our website, our applications through which we offer our service on our customers’ devices and our internal computer systems;

●	fluctuations in the use of the internet for the purchase of consumer goods and services such as those offered by us;

●	technical difficulties, system downtime or internet disruptions;

●	our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

●	conflicts of interest involving our founder and principal stockholder, John Hendricks;

●	our ability to attract and retain sponsors and prove that our sponsorship offerings are effective enough to justify a pricing structure that is profitable for us;

●	our ability to develop our Corporate & Association Partnerships business;

●	the success of our program sales to other media companies;

●	our ability to successfully manage the integration of operations and technology resulting from possible future acquisitions;

●	governmental regulation and taxation policies; and

●	general economic conditions and economic conditions specific to the internet, online commerce and the media industry.

If we are not able to manage our growth, our business could be adversely affected.

We have expanded rapidly since we launched our subscription service in March 2015. We anticipate that further expansion of our operations will be required to achieve significant growth in our products, lines of business and user base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be adversely affected. In addition, if we do not have sufficient breadth and depth of content necessary to satisfy increased demand arising from growth in our user base, our user satisfaction may be adversely affected.

We are expanding our operations internationally, scaling our service to effectively and reliably handle anticipated growth in both users and features related to our service and ramping up our ability to produce original content. As our offerings evolve, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, different technology infrastructure, different markets for factual video content, as well as differing legal and regulatory environments. As we scale our service, we are developing technology and utilizing third-party “cloud” computing services. Currently, approximately a third of our content is originally produced, and as we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing and other resources related to the development and physical production of content. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our operations and original content, our business may be adversely affected.

Certain of our growth strategies are untested, unproven or not yet fully developed.

We intend to increase our revenues through expanding our subscriber base by, among other things, continuing to expand into international markets, expanding into the mobile video market, expanding into the corporate social responsibility market, expanding into the branded partnerships market, developing our Program Sales Business and developing our in-house production studio, Curiosity Studios. Our content is primarily in the English language with subtitling or dubbing in Spanish, Mandarin, Russian and Swedish in parts of our library and the world where demand exists and we have the language version rights. Our rights to the international distribution of portions of our co-produced or licensed content are subject to certain geographic and platform or media restrictions. However, we intend to seek partnerships with strong platforms in international territories, subject, in each case, to any then-existing geographic and media restrictions on the distribution of any of our content. We also plan to seek partnerships with device makers in international markets. There can be no assurance that these international partnerships will be successful or result in our meeting revenue targets.

We believe there is an opportunity for us to commission or create content for other program providers. However, there can be no assurance that these partners will, or will continue to, engage us for co-productions or commissioned content, or that we will earn the margins that we expect on such projects.

We believe there is an opportunity with corporations and associations via multi-year integrated partnerships where we create and distribute content in support of these partners’ CSR and membership initiatives. However, there can be no assurance that corporations and associations will enter into such partnerships with us.

If we expand into new markets or increase certain operations in connection with our growth strategies, we may be required to comply with new regulatory requirements that could cause us to incur additional expenses, increase our cost of doing business, impose additional burdens on us or otherwise negatively affect our business. In pursuing these growth strategies, we expect to incur significant operating and capital expenditures and, as a result, we expect to continue to experience net losses in the future. It is possible that we will not be able to grow our revenues through these strategies, or if growth is achieved, that it will be maintained for any significant period, or at all.

If we experience excessive rates of user churn, our revenues and business will be harmed.

In order to increase our revenues, we must minimize the rate of loss of existing users while adding new users to our DTC subscription service. Our experience during our operating history indicates that there are many variables that impact churn, including the type of plan selected, user engagement with the platform and length of a user’s subscription to date. As a result, in periods of rapid user growth, we believe that our average churn is likely to increase as the average length of subscription to date decreases. Similarly, in periods of slow user growth, we believe that our average churn is likely to decrease since our average user duration is longer. However, these estimates are subject to change based on a number of factors, including the percentage of users selecting monthly vs. annual plans, increased rates of subscription cancellations and decreased rates of user acquisition. We cannot assure you that these estimates will be indicative of future performance or that the risks related to these estimates will not materialize. Users may cancel their subscription to our service for many reasons, including, among others, a perception that they do not use the service sufficiently, or the belief that the service is a poor value or that customer service issues are not satisfactorily resolved. We must continually add new users both to replace users who cancel and to continue to grow our business beyond our current user base. If too many of our users cancel our service, or if we are unable to attract new users in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these users with new users.

If our efforts to build a strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results may be affected adversely.

The CuriosityStream brand is only six years old, and we must continue to build a strong brand identity. To succeed, we must continue to attract and retain a large number of new users. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate to attract large numbers of new users. We believe that the importance of brand loyalty will increase with the continued proliferation of SVoD subscription services. If our branding efforts are not successful, however, our ability to attract and retain users will be affected adversely, which may negatively impact our future operating results.

We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

Our industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their content offerings and as new participants enter the market. Competition may result in pricing pressures, reduced profit margins, loss of market share or greater difficulty in acquiring attractive content, any of which could substantially harm our business and results of operations. Many of the companies that are participating in the United States and global SVoD media sector have longer operating histories, larger and broader user bases, significantly greater financial, human, technical and other resources and greater name recognition than we do. These companies, which include Netflix, Amazon, Hulu, CBS, ABC, NBC, BBC, PBS, Fox Networks, Discovery Communications, Disney and others, provide a broader range of content, and could redirect and apply considerable resources to acquired and original factual content. With the rise of shelter-in-place policies and the COVID-19 pandemic, both established companies and new competitors are developing and creating their own original factual content. In addition, many titles in our content library are subject to non-exclusive licenses, and as a result, our competitors may be able to license many of our popular titles to expand their reach into factual entertainment. If this were to occur, users that already subscribe to these services for other types of content may determine that they do not need to also subscribe to our service. There may also be other competitors, including non-profit and educational organizations and other knowledge sharing focused institutions, that choose to focus on factual content that could directly compete with our SVoD offerings. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license and/or distribute through our service.

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain users. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations, may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses. We also take on risks associated with production, such as completion risk. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such products. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our users or could be damaging to our brand.

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

We rely upon a number of partners to make our service available on their platforms and devices.

We currently offer users the ability to receive streaming content through a host of screens and devices, including televisions, set-top boxes, computers, streaming media players, game consoles and mobile devices. We have executed a number of distribution and licensing agreements with MVPDs, vMVPDs and digital distributors including Amazon, YouTube TV, Roku, Comcast, Cox Communications, Dish Network, Sling TV, and others, as well as with our Bundled Distribution Partners, including Altice and TataSky, among others. The future performance of our distribution partners under these distribution agreements is uncertain and we can provide no assurance that our distribution partners can generate the number of paying subscribers to our SVoD service in an amount adequate to produce the revenue required to maintain business operations. In many instances, our agreements also include provisions by which the distribution partner bills consumers directly for the CuriosityStream service or otherwise offers services or products in connection with offering our service. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream our content to other platforms, partners and territories over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our users via these devices and platforms and in these territories, our ability to retain users and grow our business could be adversely impacted.

Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, while devices are manufactured and sold by entities other than CuriosityStream, the connection between these devices and CuriosityStream may nonetheless result in consumer dissatisfaction toward CuriosityStream and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our users’ use and enjoyment of our content could be negatively impacted.

We are subject to payment processing risk.

Our users pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our MVPDs and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative perceptions of our service.

Distributors’ failure to promote our content could adversely affect our revenue and could adversely affect our business results.

We will not always control the timing and manner in which our licensed distributors distribute our content offerings. However, their decisions regarding the timing of release and promotional support are important in determining success. Any decision by those distributors not to distribute or promote our content or to promote our competitors’ content to a greater extent than they promote our content could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain users, and our operating results may be adversely affected.

We believe that a positive reputation with consumers concerning our service is important in attracting and retaining users who have a number of choices from which to obtain video entertainment. To the extent our content is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, and our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. Lastly, to the extent we suffer any security vulnerabilities, bugs, errors or other performance failures, our ability to establish and maintain a positive reputation may be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted.

Changes in competitive offerings for video entertainment, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.

The market for video entertainment is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access video entertainment. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the video entertainment market. Piracy, in particular, threatens to damage our business. Piracy’s fundamental proposition to consumers is compelling and difficult to compete against, as virtually all content is free. Further, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. In addition, traditional providers of video entertainment, including broadcasters and cable network operators, as well as internet-based e-commerce or video entertainment providers are increasing their internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing video entertainment.

Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share and revenues or achieve profitability.

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet, telecommunications or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media, content obligations or restrictions, treatment of intellectual property, net neutrality or payment for transmission and tax. For example, recent changes to European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the EU. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were somewhat recently repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Changes in how we market our service, or increases in our advertising rates, could adversely affect our marketing expenses and user levels may be adversely affected.

We utilize a broad mix of marketing and public relations programs, including social media sites, to promote our service to potential new users. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that users or potential users deem certain marketing practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new users may be adversely affected.

Companies that promote our service and/or host our advertisements may decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, if they decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, we may no longer have access to their marketing channels or they may charge us higher advertising rates, preventing us from advertising at competitive and/or reasonable rates. We also acquire a number of users who rejoin our service after having previously cancelled their subscription. If we are unable to maintain or replace our sources of subscriptions with similarly effective sources, or if the cost of our existing subscription increases, our subscription levels and marketing expenses may be adversely affected.

We utilize marketing to promote our content and drive viewing by our users. To the extent we promote our content inefficiently or ineffectively, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.

Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ability to capture advertising spend.

The digital advertising industry is introducing new ways to measure and price advertising inventory. In the absence of a uniform industry standard, agencies and advertisers have adopted several different measurement methodologies and standards. In addition, measurement services may require technological integrations, which are still being evaluated by the advertising industry without an agreed-upon industry standard metric. As these trends in the industry continue to evolve, our sponsorship and advertising fees may be adversely affected by the availability, accuracy and utility of the available analytics and measurement technologies as well as our ability to successfully implement and operationalize such technologies and standards.

Further, the digital advertisement industry is shifting to data-driven technologies and advertising products, such as automated buying. These data-driven advertising products and automated buying technologies allow publishers and advertisers to use data to target advertising toward specific groups of users who are more likely to be interested in the advertisement message delivered to them. In addition, we rely on third-party advertising technology platforms to participate in automated buying, and if these platforms cease to operate or experience instability in their business models, it also may adversely affect our ability to capture advertising spend.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our business, including, but not limited to monthly active users (“MAUs”) and user churn, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our service is used across populations globally.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement of churn or overstatement of MAUs were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies.

Some of our demographic data also may be incomplete or inaccurate because users self-report their personal information. Consequently, the personal data we have may differ from our users’ actual information. If sponsors, advertisers, partners or investors do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. See “— We are at risk of attempts at unauthorized access to our service, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results, and financial condition.”

We rely on subscription data provided by our third-party distributors and platform partners that has not been independently verified and inaccuracies in that data may seriously harm and adversely affect our reputation and our business.

Our calculation of total paying subscribers includes the subscribers who are accessing our service via a third-party distributor or platform partner. We rely on these third-party distributors and platform partners to provide us with subscriber data. This data is based on verbal, unpublished or confidential reports and has not been validated by us or an independent third party. We use this data, among other things, to evaluate growth trends, measure our performance and make strategic decisions. Reliance on such unconfirmed or unpublished data could lead us to make incorrect calculations, incorrect business decisions or inefficiencies, particularly if these third parties provide inaccurate or incomplete data. If any of the foregoing were to occur, our reputation and business could be seriously harmed or adversely affected.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy could have an adverse impact on our business, operating results and financial condition.

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative services. We believe our culture fosters this goal. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, sponsors or partners. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long-term. For example, in August 2018, we reduced our monthly and annual subscription prices for our HD service from $5.99 and $59.99 to $2.99 and $19.99, respectively. We also regularly run promotions discounting our service plans from their published prices. For example, in the second quarter of 2020 we ran an $11.99 promotion for an annual subscription. No assurance can be provided that such price reductions will produce an increase in subscribers to a level adequate to support sponsorship sales or generate revenue in an amount required to maintain business operations. These decisions may not produce the long-term benefits that we expect, in which case, our user growth and engagement, our relationships with advertisers, sponsors and partners, as well as our business, operating results and financial condition could be seriously harmed.

We may acquire other companies or technologies, which could divert management’s attention and otherwise disrupt our operations and harm our operating results. We may fail to acquire companies whose market power or technology could be important to the future success of our business.

We may, in the future, seek to acquire or invest in other companies or technologies that we believe could complement or expand our service, enhance our technical capabilities or otherwise offer growth opportunities. Pursuit of future potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience acquiring and integrating other businesses. We may be unsuccessful in integrating any business we may acquire in the future, and we may fail to acquire companies whose market power or technology could be important to the future success of our business.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

●	unanticipated costs or liabilities associated with the acquisition, including costs or liabilities arising from the acquired companies’ failure to comply with intellectual property laws and licensing obligations they are subject to;

●	difficulty incorporating acquired technology systems and platforms;

●	risks of entering new markets;

●	incurrence of acquisition-related costs;

●	diversion of management’s attention from other business concerns;

●	regulatory uncertainties;

●	harm to our existing business relationships with business partners as a result of the acquisition;

●	harm to our brand and reputation;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquire goodwill, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

Risks Related to Intellectual Property

If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide our users with content they want to watch depends on content providers and other rights holders’ licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute, upon terms acceptable to us. While the license periods and the terms and conditions of such licenses vary, a significant portion of our available content is subject to license for a given period. As of December 31, 2020, 64% of our titles were subject to licenses, 29% of which expire in 2021 and 31% of which expire in 2022. Of the titles that expire in 2021 and 2022, some may be renewed for a one- or two-year term at our unilateral option. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to deliver particular items of content to our subscribers will be adversely affected and/or our costs could increase. Certain licenses for content provide for the content providers to withdraw content from our service relatively quickly, and such content providers could decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, certain content providers could decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, and in such event we may no longer have access to their content at all or only at higher rates. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our users in a cost-efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our user acquisition and retention may be adversely affected.

Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music and/or other interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation, as well as negotiations between certain CMOs and other third parties in various territories, could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.

The long-term and fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.

In connection with licensing content, we typically enter into multi-year commitments with content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancellable commitments under talent agreements. The payment terms of these agreements are not tied to usage or the size of our user base but may be determined by costs of production or tied to such factors as titles licensed. Such commitments, to the extent estimable under accounting standards, are included in Note 13 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if user acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cash flow the production of such content. To the extent user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for or reacting to changes in our business and the markets in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark and copyright laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to users and potential users may become confused in the marketplace, and our ability to attract users may be adversely affected.

We currently hold various domain names relating to our brand, including www.curiositystream.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, streaming technology, our recommendation and promotion capabilities, title selection processes and marketing activities.

Trademark, copyright and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute through our website. We use the intellectual property of third parties in creating some of our content and marketing our service through contractual and other rights. From time to time, third parties may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and promotion capability or inability to market our service. We may also have to remove content from our service. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

Risks Related to Liquidity

We may not be able to generate sufficient cash to service our obligations and any debt we incur.

Our ability to make payments on our obligations and any debt we incur in the future will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. In each of the last three years, our cash flows from operating activities have been negative. We may be unable to attain a level of cash flows from operating activities or maintain the level of liquidity sufficient to permit us to pay our obligations, including amounts due under our streaming content obligations, and the principal, premium, if any, and interest on any debt we incur. We may or may not be able to accurately predict the ultimate impact on our levels of liquidity from our cash flows and such predictions are subject to change.

If we are unable to service our obligations, including any debt we may incur in the future, from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure obligations, including any debt we may incur in the future, will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our then-existing debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations or financial condition.

If our cash flows are insufficient to service our obligations, including any debt we may incur in the future, and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to sell material assets or operations to meet our then-existing debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations or financial condition could be materially and adversely affected.

We have a substantial amount of obligations, including streaming content obligations, which, together with any debt we may incur in the future, could adversely affect our financial position.

We have a substantial amount of obligations, including streaming content obligations. Moreover, we expect to incur substantial indebtedness in the future and to incur other obligations, including additional streaming content obligations. As of December 31, 2020, we had approximately $2.1 million of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our balance sheet, see Note 13 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our obligations, including streaming content obligations, may:

●	make it difficult for us to satisfy our other financial obligations;

●	limit our ability to use our cash flow, borrow additional funds or obtain other additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

●	require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;

●	limit our flexibility to plan for, or react to, changes in our business and industry;

●	place us at a competitive disadvantage compared to our less leveraged competitors; and

●	increase our vulnerability to the impact of adverse economic and industry conditions.

Our streaming obligations to licensors include large multi-year commitments. As a result, we may be unable to react to any downturn in the economy or reduction in our cash flows from operations by reducing our streaming content obligations in the near-term. This could result in our needing to access the capital markets at an unfavorable time, which may negatively impact our business.

We may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts.

Competing in the global media marketplace requires considerable financial resources, especially in the direct-to-consumer SVoD business sector, which requires substantial advertising and marketing expenditures to build widespread brand awareness to a level that produces subscribers. For example, Netflix alone spent approximately $2.2 billion on marketing in the fiscal year ended December 31, 2020. In a global media marketplace with competitors spending greater amounts on programming and marketing than we do, we may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts. No assurance can be provided that we can successfully acquire the amount of capital resources required to successfully compete and survive as a business.

Risks Related to Information Technology

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including user and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation and ability to attract, retain and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. These systems may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to the COVID-19 pandemic, other natural disasters, terrorist attacks, power loss or telecommunications failures. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content. Service interruptions, errors in our software or the unavailability of computer systems used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.

Our computer systems, mobile and other applications and systems of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks and loss of confidentiality, integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions and destruction. Such systems may periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including user and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy, expose us to potential liability and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. From time to time, we have experienced an unauthorized release of certain digital content assets, however, to date these unauthorized releases have not had a material impact on our service or systems. There is no assurance that hackers may not have a material impact on our service or systems in the future. Our insurance does not cover expenses related to such disruptions, losses or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of users, liability and adversely affect our business and results of operation.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream factual entertainment in high volume to CuriosityStream users over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users, resulting in a loss of users, which could adversely affect our business and results of operations.

We rely upon Amazon Web Services (“AWS”) to operate certain aspects of our service and any disruption of or interference with our use of AWS would impact our operations and our business would be adversely affected.

AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. In addition, Amazon’s retail division competes with us for users, and Amazon could use, or restrict our use of, AWS to gain a competitive advantage against us. Because we rely heavily on AWS for computing infrastructure and we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely affected.

If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and promote content to our consumers as well as enable fast and efficient delivery of content to our users and their various consumer electronic devices. If our recommendation and promotion capabilities do not enable us to predict and recommend titles that our users will enjoy, our ability to attract and retain users may be adversely affected. We also utilize third-party technology to help market our service, process payments and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing users and add new users may be impaired. In addition, any harm to our users’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.

We rely on systems housed at our own premises and at those of third-party vendors, including network service providers and data center facilities, to enable viewers to stream our content in a dependable and efficient manner. We have experienced, and expect to continue to experience, periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain live fail-over capability that would allow us to instantaneously switch our streaming operations from AWS to another cloud provider in the event of a service outage at AWS. We house the primary, current copy of our library database at our main premises. We update copies of our content on a weekly basis and house these copies offsite. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, hacking, denial of service attacks, sabotage, intentional acts of vandalism, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and the unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

We do not exercise complete control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have a significant adverse impact on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Some of our services and technologies may use open source software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under open source licenses. Such open source licenses often require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple employee and non-employee software programmers to design our proprietary technologies, and since we may not be able to exercise complete control over the development efforts of all such programmers we cannot be certain that they have not incorporated open source software into our products and services without our knowledge, or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to certain open source licenses, we may be required to publicly release the affected portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our user acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from having our content available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. To the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted.

We are at risk of attempts at unauthorized access to our service, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results and financial condition.

We may be impacted by attempts of third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as advertising reach. It should be noted that since unauthorized access to our service may in the future happen through exploitation of software vulnerabilities, once a new method of doing so is developed by third parties, the level of unauthorized access (and attendant negative financial impact described above, if at all) may increase over time as third parties share the method until we find a way to prevent the unauthorized access, assuming we are able to do so at all. Additionally, individuals using unauthorized versions of our application are unlikely to subscribe to our paid CuriosityStream service. Moreover, once we detect and correct such unauthorized access and any key performance indicators it affects, investor confidence in the integrity of our key performance indicators could be undermined. All of the above consequences of unauthorized access to our service could have material and adverse effects on our business, operating results and financial condition.

Risks Related to Privacy

Privacy concerns could limit our ability to collect and leverage our user data and disclosure of user data could adversely impact our business and reputation.

In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our users, we collect and utilize data supplied by or obtained from our users. We currently face certain legal obligations regarding the manner in which we treat such information, including the EU’s General Data Protection Regulation or the “GDPR” and the California Consumer Privacy Act (“CCPA”). The GDPR, which went into effect in May 2018, imposes strict requirements for processing personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Data privacy laws in the EU are developing rapidly and, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield. Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk.

Further, the CCPA went into effect on January 1, 2020, which, among other things, imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents, including the right to access, delete and opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any actual or perceived failure to comply with the GDPR, the CCPA, the CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including new and evolving laws globally, self-regulation, or findings under existing laws that limit our ability to collect, transfer and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our users in a manner that was objectionable to them, including pursuant to governmental process, our business reputation could be adversely affected, and we could face potential legal claims, reputational loss, or enforcement actions that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, and data generally, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

Our reputation and relationships with users would be harmed if our user data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our users, including names and email addresses. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing data, such as credit card numbers, we and our subscribers rely on third parties to collect and secure such information. We take measures to protect against unauthorized intrusion into our users’ data. Despite these measures we, our payment processing services or other third-party services we use such as AWS, Stripe or PayPal, could experience an unauthorized intrusion into our users’ data. We also may be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods. In the event of such a breach, current and potential users may become unwilling to provide the information to us necessary for them to become users. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, even though we currently carry insurance against the risk of a data breach. We also maintain employment and personal information concerning our employees. Should an unauthorized intrusion into our users’ or employees’ data occur, our business could be adversely affected and our broader reputation with respect to data protection could be negatively impacted.

Risks Related to International Operations

We could be subject to economic, political, regulatory and other risks arising from our international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from or incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	new and different sources of competition;

●	different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;

●	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

●	different or more onerous or costly rights society collection royalties and charges;

●	the need to adapt our content and user interfaces for specific cultural and language differences, including in-licensing a certain portion of our content assets before we have developed a full appreciation for its performance within a given territory;

●	difficulties in complying with territorial licenses;

●	difficulties and costs associated with staffing and managing foreign operations;

●	management distraction;

●	political or social unrest and economic instability;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

●	regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

●	foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;

●	fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

●	censorship requirements that cause us to remove or edit content or make other accommodations that lead to consumer disappointment or dissatisfaction with our service;

●	low usage and/or penetration of internet-connected consumer electronic devices;

●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

●	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control;

●	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy;

●	negative impacts from trade disputes; and

●	implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the EU recently revised its Audio Visual Media Services Directive to require that European works comprise at least thirty (30) percent of media service providers’ catalogs, and to require prominence of those works.

Our failure to manage any of these risks successfully could harm our international operations and could have an adverse effect on our overall business and results of operations.

We are potentially subject to taxation related risks in multiple jurisdictions, and changes in U.S. tax laws, in particular, could have a material adverse effect on our business, cash flow, results of operations or financial condition.

We are a U.S.-based company potentially subject to tax in multiple U.S. and non-U.S. tax jurisdictions. Significant judgment will be required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, the United States recently enacted significant U.S. federal income tax reform, and certain provisions of this new U.S. federal income tax law may adversely affect us. This new U.S. federal income tax law requires complex computations that were not previously provided for under U.S. tax law. Furthermore, this new U.S. federal income tax law requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional interpretive guidance may be issued by the U.S. Internal Revenue Service, the U.S. Department of the Treasury or another governing body that may significantly differ from the Company’s interpretation of this new U.S. federal income tax law, which may result in a material adverse effect on our business, cash flow, results of operations or financial condition. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or non-U.S. tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Risks Related to Human Resources

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service of our senior management and other key individuals, our Chairman and the founder of our predecessor CuriosityStream LLC, John Hendricks and our President and Chief Executive Officer, Clint Stinchcomb, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability.

Risks Relating to Ownership of Our Common Stock

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on your investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (for any debt we may incur in the future) and there are no current plans to pay cash dividends on shares of our Common Stock for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

As of March 26, 2021, we had 52,548,000 shares of our Common Stock outstanding. All of these shares are freely tradable without restriction or further registration under the Securities Act, except for shares of Common Stock held by certain of our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”).

In connection with the Offering we consummated on February 8, 2021, our directors and executive officers entered into customary lock-up agreements with Bank of America Securities, Inc., the representative of the underwriters in the Offering, the term of which is 90 days following the pricing of the Offering (with the exception of certain directors who are subject to a 60-day lock-up).

In connection with the Business Combination, the directors and officers of Legacy CuriosityStream agreed with SAQN not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of our Common Stock, subject to certain exceptions for PIPE Shares. The term of this lock-up is 180 days following the closing of the Business Combination on October 14, 2020.

Prior to the Business Combination, in connection with SAQN’s IPO, the Sponsor agreed to a lock-up of the 3,593,750 shares that were originally issued to the Sponsor by SAQN in June 2019 for an aggregate purchase price of $25.0 million in cash (and any shares of common stock issuable upon conversion thereof). On November 18, 2020, in connection with the Sponsor’s distribution of these shares to its members, each member agreed to become subject to this lock-up. The term of this lock-up is the earlier of one year following the closing of the Business Combination or the date on which the last sale price of our Common Stock is at least $12 per share for any 20 trading days within a 30 trading-day period commencing March 13, 2021. All of these shares will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144 on October 15, 2021 and once the lock-ups described above have expired or have been waived.

In addition, pursuant to the Investor Rights Agreement, dated October 14, 2020, by and among the Sponsor, SAQN, HFM, CuriosityStream Inc. and the officers and directors of Legacy CuriosityStream party thereto (the “Investor Rights Agreement”), the officers and directors party to the Investor Rights Agreement will have the right, subject to certain conditions, to require us to register the sale of their shares of our Common Stock under the Securities Act on or after April 12, 2021. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Common Stock to decline.

In addition, the shares of our Common Stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable, and the general availability of Rule 144 to such affiliates. A total of 7,725,000 shares of our Common Stock were reserved for issuance under our Omnibus Incentive Plan at inception. The compensation committee of our Board may determine the exact number of shares to be reserved for future issuance under our Omnibus Incentive Plan at its discretion. These shares were registered under a Registration Statement on Form S-8 (File No. 333-249556) on December 14, 2020.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Certain of our stockholders may engage in business activities that compete with us or otherwise conflict with our interests.

Certain of our stockholders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Charter provides that none of the stockholder parties, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The stockholder parties also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, in the proxy for our upcoming 2021 annual meeting, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and Warrants are listed on the NASDAQ. We cannot assure you that our securities will continue to be listed on the NASDAQ in the future. In order to continue listing our securities on the NASDAQ, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on the NASDAQ) and a minimum number of holders of our securities (generally 300 public holders).

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on the NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were to be no longer listed on the NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “— Risks Relating to the Company’s Business” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in our management;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our Common Stock or other securities;

●	investor perceptions or the investment opportunity associated with our Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our Common Stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

An active, liquid trading market for our Common Stock may not be sustained, which may cause our Common Stock to trade at a discount from the public offering price and make it difficult for you to sell the Common Stock you purchased.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any shares of our Common Stock that you purchase at a price above the price you purchased it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our Common Stock. The market price of our Common Stock may decline below the public offering price, and you may not be able to sell your shares of our Common Stock at or above the price you paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Charter and Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

●	the ability of our Board to issue one or more series of preferred stock;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

●	certain limitations on convening special stockholder meetings;

●	limiting the ability of stockholders to act by written consent;

●	providing that our Board is expressly authorized to make, alter or repeal our Bylaws;

●	the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the shares of Common Stock entitled to vote generally in the election of directors if the stockholder parties and their affiliates hold less than 30% of our outstanding shares of Common Stock; and

●	that certain provisions may be amended only by the affirmative vote of at least 30% of the shares of Common Stock entitled to vote generally in the election of directors if the stockholder parties and their affiliates hold less than 30% of our outstanding shares of Common Stock.

These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter provides that, subject to limited exceptions, any (1) derivative action or proceeding brought on our behalf, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (3) action asserting a claim arising pursuant to any provision of the DGCL or our Charter or Bylaws, or (4) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Our Charter provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

From time to time, we may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. As we grow, we would expect to be involved in litigation from time to time. These matters could include copyright and other claims related to our content, use of music, patent infringements, employment claims, claims about our platform’s compliance with disability accommodation, data collection and privacy law, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ and other applicable securities laws and regulations, and, as a result, we incur significant legal, accounting and other expenses. These expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly.

We are required to ensure that we have the ability to prepare financial statements on a timely basis that fully comply with all SEC reporting requirements and maintain effective internal controls over financial reporting.

The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations and may cause reputational damage. Being a public company and being subject to such rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation. Any of these effects could harm our business, financial condition, and results of operations.

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

As a privately held company, our predecessor, CuriosityStream LLC was not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, in the event we are deemed to be an accelerated filer or a large accelerated filer and no longer qualify as an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The development of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us and require substantial additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal operational offices are located in Silver Spring, Maryland, where we lease approximately 15,500 square feet of office space, under a lease expiring in February 2033, pursuant to which we currently pay approximately $42,000 per month escalating annually to $57,000 per month through the end of the lease term. We believe that this facility is adequate to meet our current and near-term needs.

Our computing needs are primarily serviced from our cloud infrastructure provided by Amazon Web Services. We retain backup copies of our content on our own data center infrastructure. The backup sites enable additional fault tolerance and will support our continued growth.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and Warrants are traded on NASDAQ under the symbols “CURI” and “CURIW,” respectively.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors the Board of Directors deems relevant.

Holders

As of March 26, 2021, there were approximately 32 holders of record of our Common Stock, and 9 holders of record of our Warrants. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities

None, other than as set forth in the Form 8-K filed with the SEC on October 15, 2020.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 14, 2020, we acquired Legacy CuriosityStream. The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under this method of accounting, Software Acquisition Group Inc., which was the legal acquirer in the Business Combination, was treated as the “acquired” company for financial reporting purposes and Legacy CuriosityStream was treated as the accounting acquirer. Except as otherwise provided herein, our financial statements presentation includes (1) the results of Legacy CuriosityStream as our accounting predecessor for periods prior to the completion of the Business Combination, and (2) the results of the Company for periods after the completion of the Business Combination.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Legacy CuriosityStream prior to the Business Combination and to CuriosityStream Inc. following the closing of the Business Combination.

Overview

CuriosityStream is a media and entertainment company that offers premium video programming across the entire category of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVoD platforms, as well as via bundled content licenses for SVoD and linear offerings, partner bulk sales, brand partnerships and content sales. We are well-positioned for growth as a digital-native video platform monetizing content across this broad revenue stack. We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six lines of business: Direct to Consumer, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Sponsorships. For the year ended December 31, 2020, Direct to Consumer and Corporate & Association Partnerships together represented approximately 42% of our revenue as of December 31, 2020, followed by Bundled Distribution (approximately 35% of our revenue) and Partner Direct Business (approximately 7% of our revenue), Program Sales (approximately 15% of our revenue) and Sponsorships (approximately 1% of our revenue). Our product and service lines and channels through which we generate revenue are described in further detail below.

Our content library features more than 3,100 nonfiction episodes, including more than 1,000 original, commissioned or co-produced documentaries, of short-form, mid-form and long-form duration, with an estimated $1 billion in original production value. Our content, approximately one-third of which is originally produced and the other two-thirds of which is licensed programming, is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox. Our Direct Service is available to any household in the world with a broadband connection for $2.99 per month or $19.99 per year for high definition resolution, or $9.99 per month or $69.99 per year for service in 4K.

The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms. We have affiliate agreement relationships with, and our service is available directly from, major MVPDs that include Comcast, Cox, Dish and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV.

In addition to our Direct and Partner Direct Businesses, we have affiliate relationships with MVPDs and Bundled MVPD Partners to whom we can offer a broad scope sets of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber.

Our Corporate & Association Partnerships business to date has been comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” To date, over 30 companies have purchased annual subscriptions at bulk discounts for their employees. In the future, we hope to enter into multi-year integrated partnerships where we create and distribute content in support of these partners’ CSR and membership initiatives.

In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns would offer companies the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads. We believe the impressions accumulated in these multi-faceted campaigns would roll up to verifiable metrics for the clients. We executed on two such sponsorships in 2020: one in the financial services sector as well as a brand in the health and fitness sector.

The sixth line of business in our revenue stack is our Program Sales Business. We are able to sell to certain media companies a collection of our existing titles in a traditional program sales deal and as of December 31, 2020, we were party to a multi-year, multi-million dollar program sales agreement with one such media company. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates program sales revenue.

Prior to the Business Combination, Software Acquisition Group Inc. was a blank check company, incorporated as a Delaware corporation on May 9, 2019 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Business Combination, Software Acquisition Group Inc. did not engage in any operations nor generate any revenue. On October 14, 2020, upon the consummation of the Business Combination, Legacy CuriosityStream became Software Acquisition Group Inc.’s direct subsidiary and in connection with the Closing, we changed our name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.”

Recent Developments

Equity Financing

On February 8, 2021, we consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which over-allotment option was exercised by the underwriters in full on February 5, 2021. The net proceeds to us from the Offering were $94.1 million, after deducting underwriting discounts and commissions and the offering expenses payable by us in connection with the Offering. The Offering was made pursuant to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021 and declared effective on February 3, 2021. During the months of January and February 2021, we received funds of approximately $55 million for the exercise of 4.8 million Warrants. The receipt of the net proceeds from the Offering as well as proceeds received from the exercise of Warrants subsequent to December 31, 2020 has resulted in a significant cash balance that has mitigated the Company’s potential capital risk through at least 2021.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Key Factors Affecting Results of Operations

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to efficiently grow our subscriber base and expand our service offerings to maximize subscriber lifetime value. In particular, we believe that the following factors significantly affected our results of operations over the last two fiscal years and are expected to continue to have such significant effects:

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from Direct Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”), (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”), and (iv) license fees from program sales arrangements. As of December 31, 2020, we had approximately 15 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers and Bundled MVPD Subscribers.

Since our founding in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We charge $2.99 per month or $19.99 dollars per year for our Direct Service in high-definition resolution, or $9.99 per month or $69.99 per year for service in 4K. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. As of December 31, 2020, licensed content represented 2,041 titles and original titles represented 949 titles. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

The Company’s business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. For a discussion of the accounting policies for content impairment write-down and management estimates involved therein, see “— Critical Accounting Policies and Estimates” below.

Further, our advertising and marketing expenditures and personnel costs constitute primary operating costs for our business. These costs may fluctuate based on advertising and marketing objectives and personnel needs. In general, we intend to focus marketing dollars on efficient customer acquisition. With respect to personnel costs, for the first several years of our existence, we invested heavily in engineering, marketing and programming staff to build the Company and its service offering. Beginning in 2019, however, we began to focus on sales staff and other revenue-generating personnel.

Results of Operations

The financial data in the following table sets forth selected financial information derived from our audited financial statements for the years ended December 31, 2020 and 2019 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated. We conduct business through one operating segment, CuriosityStream.

	Year ended December 31,
	2020		2019		$ Change	% Change
(in thousands)
Revenues:
Subscriptions	$16,508	42%	$9,793	54%	$6,715	69%
License fee	22,523	57%	8,219	46%	14,304	174%
Other	590	1%	14	0%	576	nm
Total Revenues	$39,621	100%	$18,026	100%	$21,595	120%
Operating expenses:
Cost of revenues	15,418	20%	6,810	11%	8,608	126%
Advertising and marketing	42,016	53%	41,628	67%	388	1%
General and administrative	21,135	27%	14,035	22%	7,100	51%
Total operating expenses	$78,569	100%	$62,473	100%	$16,096	26%
Operating loss	(38,948)		(44,447)		5,499	(12%)
Other income (expense)
Interest and other income (expenses)	500		2,072		(1,572)	(76%)
Loss before income taxes	(38,448)		(42,375)		3,927	(9%)
Provision for income taxes	179		142		37	26%
Net loss	$(38,627)		$(42,517)		$3,890	(9%)

nm – Percentage not meaningful

Revenue

Revenue for the years ended December 31, 2020 and 2019 was $39.6 million and $18 million, respectively. The increase of $21.6 million, or 120% is due to a $6.7 million increase in subscription revenue, a $14.3 million increase in license fee revenue, and $0.6 million increase in other revenue. The increase in subscription revenue of $6.7 million resulted from a $5.6 million increase in subscriber fees received by us from Direct subscribers for annual plans  which resulted from increased brand awareness from greater advertising and marketing spending, as well as a $1.1 million increase in Corporate & Association Partnership sales. The increase of $14.3 million in license fees resulted primarily from a $8.4 million increase in revenue from Bundled MVPD partners mainly due to third-party affiliate agreements entered into during late 2019, and a $0.6 million increase in license fees from Partner Direct Business, in each case as a result of an increase in the number of users and/or subscribers for our service, as well as a $5.2 million increase in license fees received by us related to program sales contracts. The increase in other revenue of $0.6 million is due to new sponsorship revenue deals with customers.

Operating Expenses

Operating expenses for the years ended December 31, 2020 and 2019 were $78.6 million and $62.5 million, respectively. This increase of $16.1 million, or 26%, primarily resulted from the following:

Cost of Revenues:  Cost of revenues for the year ended December 31, 2020 increased to $15.4 million from $6.8 million for the year ended December 31, 2019. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $8.6 million, or 126%, is due primarily to the increase in content amortization of $5.8 million, of which $4.0 million is due to the timing and number of titles published during the year ended December 31, 2020 as compared to the year ended December 31, 2019 and $1.8 million is due to accelerated content amortization related to our program sales contracts during the year ended December 31, 2020 with no comparable amounts in the prior year. The balance of the increase in cost of revenue is due to increases in hosting and streaming delivery costs (increase of $0.4 million), processing and distribution fees (increase of $0.6 million), commission costs (increase of $0.4 million), subtitling and broadcast costs (increase of $1.0 million), and other costs (increase of $0.4 million). The increase of cost of revenues is in line with the increase in revenue during the year ended December 31, 2020.

Advertising & Marketing:  Advertising and marketing expenses for the year ended December 31, 2020 increased to $42.0 million from $41.6 million for the year ended December 31, 2019. This increase of $0.4 million, or 1%, primarily resulted from increased marketing to support subscriber growth on various social media platforms during the year ended December 31, 2020.

General and Administrative:  General and administrative expenses for the year ended December 31, 2020 increased to $21.1 million from $14.0 million for the year ended December 31, 2019. This increase of $7.1 million, or 51%, was attributable to $1.4 million for incremental salaries and benefits, $0.5 million for accrued bonuses and $3.6 million for increased stock-based compensation expense due to higher volume and grant-date fair value of grants made to key executives, as well some incremental increased head count. This was offset by the recognized benefit from the Paycheck Protection Plan (PPP) Loan of $1.2 million we received in May 2020. In addition, an increase of $1.6 million was primarily attributable to finance and legal professional fees related to becoming a public company and an increase of $0.4 million was due to additional insurance incurred necessary for a public company. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure to support public activities of the Company, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the years ended December 31, 2020 and 2019 was $38.9 million and $44.4 million, respectively. The decrease of $5.5 million, or 12%, in operating loss resulted from the increase in revenue of $21.6 million, or 120%, offset by the increase in operating expenses of $16.1 million, or 26%, in each case during the year ended December 31, 2020 as compared to the year ended December 31, 2019, as described above.

Interest and other income (expense)

Interest and other income (expense) for the year ended December 31, 2020 decreased to $0.5 million from $2.1 million for the year ended December 31, 2019. This decrease of $1.6 million, or 76%, primarily resulted from a decrease in interest income as a result of the average invested amount decreasing as well as decreasing interest rates during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Provision for Income Taxes

Due to generating a loss before income taxes in each of the years ended December 31, 2020 and 2019, we had a provision for income taxes of $179 thousand and $142 thousand, respectively. This increase of $37 thousand, or 26%, was primarily due to an increase in foreign withholding tax expense due to an increase in contracts executed with third parties in foreign jurisdictions. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the years ended December 31, 2020 and 2019 was $38.6 million and $42.5 million, respectively. The decrease of $3.9 million, or 9%, resulted primarily from the increase in revenue, offset by a smaller increase in operating expenses and a decrease in interest and other income (expense), in each case during the year ended December 31, 2020 as compared to the year ended December 31, 2019, as described above.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents, including restricted cash, of $17.4 million. For the year ended December 31, 2020, we incurred a net loss of $38.6 million and used $52.9 million of net cash in operating activities, while investing activities provided $25.5 million of net cash and financing activities provided $36.0 million of net cash.

During the year ended December 31, 2019 and through the date of the Merger, we have financed our operations primarily from the net proceeds of our sale of Series A Preferred Stock in November and December 2018. An additional source of liquidity includes borrowings under our Line of Credit Facility with a bank (the “Line of Credit”). This Line of Credit provides for borrowings of up to $4.5 million with interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The Line of Credit carries an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance is due when the Line of Credit matures on February 28, 2022, following the execution of a one year extension during February 2021. The Line of Credit is collateralized by cash of $4.5 million that is held in restricted cash in current assets on the consolidated balance sheet.

In connection with the Business Combination, we received net cash proceeds of approximately $41.5 million, prior to the payment of $5.7 million of offering costs. On February 8, 2021, we consummated the Offering. The net proceeds to us from the Offering were $94.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the Offering. During the months of January and February 2021, we received funds of approximately $55 million for the exercise of 4.8 million Warrants. There were no Warrants exercised in March 2021.

We believe that our cash flows from financing, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months, as evidenced by our cash flows from financing activities and subsequent cash balances in 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further financing under the current market conditions.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and December 31, 2019:

	Year ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	(52,914)	(44,711)
Net cash provided by (used in) investing activities	25,455	(8,986)
Net cash provided by financing activities	36,024	-
Net increase (decrease) in cash, cash equivalents and restricted cash	8,565	(53,697)

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the years ended December 31, 2020 and 2019, we recorded a net cash outflow from operating activities of $52.9 million and $44.7 million, respectively, or an increased outflow of $8.2 million, or 18%. The increase in cash outflows from operating activities was attributable to an increase of $12.3 million in our content investment (additions to content assets and change in content liabilities) from $14.9 million during the year ended December 31, 2019 to $27.2 million during the year ended December 31, 2020. The increase in cash outflows is also due to an increase in the change in our accounts receivable of $0.5 million during the year ended December 31, 2019 as compared to $5.4 million during the year ended December 31, 2020 due primarily to increased receivables from the program sales contracts. In addition, the increase in cash outflows is due to a reduction in accounts payable of $1.5 million during the year ended December 31, 2020 as compared to an increase in accounts payable of $2.4 million during the year ended December 31, 2019, which was primarily due to increased digital marketing investment. These increases were partially offset by a decrease in our net loss minus our content amortization and stock-based compensation, from $37.7 million during the year ended December 31, 2019 to $24.3 million during the year ended December 31, 2020.

Cash Flow Provided by (Used in) Investing Activities

Cash flow provided by (used in) investing activities consists of purchases, sales and maturities of investments and purchases of property and equipment.

During the years ended December 31, 2020 and 2019, we recorded a net cash inflow from investing activities of $25.5 million and net cash outflow from investing activities of ($9.0) million, respectively, or an increased inflow of $34.5 million. The significant increase in cash inflow from investing activities was primarily attributable to less purchases and higher sales and maturities of investments.

Cash Flow from Financing Activities

During the year ended December 31, 2020, we recorded a net cash inflow provided by financing activities of $36.0 million, which was mainly attributable to proceeds from the Business Combination of $41.5 offset by the offering costs of $5.7 million related to the Business Combination. There were no similar financing cash activities during the year ended December 31, 2019.

Capital Expenditures

Going forward, we expect to make expenditures for additions to our content assets, and purchases of property and equipment. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Certain amounts included in or affecting the financial statements presented in this Annual Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Content Assets

The Company acquires, licenses and produces content, including original programming, in order to offer members unlimited viewing of factual entertainment content. The content licenses are for a fixed fee and specific windows of availability. Payments for content, including additions to content library and the changes in related liabilities, are classified within “Net cash used in operating activities” on the consolidated statements of cash flows.

The Company recognizes its content library (licensed and produced) as “Content assets , net” on the consolidated balance sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

Based on factors including historical and estimated viewing patterns, the Company generally amortizes the content library (licensed and produced) in “Cost of revenues” on the consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. The Company reviews factors impacting the amortization of the content library on an ongoing basis and will record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

Revenue recognition

Subscriptions — O&O Service

The Company generates revenue from monthly subscription fees from its O&O Service. CuriosityStream subscribers enter into non-refundable, month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve-month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.

Subscription — App Services

The Company also earns subscription revenues through its App Services. These subscriptions are similar to the O&O Service subscriptions, but these subscriptions are generated based on agreements with certain streaming media players as well as with Smart TV brands and gaming consoles. Under these agreements, the streaming media player typically bills the subscriber directly and then remits the collected subscriptions to the Company, net of a distribution fee. The Company recognizes the gross subscription revenues when earned and simultaneously recognizes the corresponding distribution fees as an expense. The Company is the principal in these relationships as the Company retains control over service delivery to its subscribers.

Licensing — Affiliates

The Company generates license fee revenues from MVPDs such as Altice, Comcast and Cox as well as from vMVPDs such as Amazon and Sling TV (MVPDs and vMVPDs are also referred to as affiliates). Under the terms of the agreements with these affiliates, the Company receives license fees based upon contracted programming rates and subscriber levels reported by the affiliates. In exchange, the Company licenses its content to the affiliates for distribution to their subscribers. The Company earns revenue under these agreements either based on the total number of subscribers multiplied by rates specified in the agreements or based on fixed fee arrangements. These revenues are recognized over the term of each agreement when earned.

Licensing — Program Sales

The Company has distribution agreements which grant a licensee limited distribution rights to the Company’s programs for varying terms, generally in exchange for a fixed license fee. Revenue is recognized once the content is made available for the licensee to use.

The Company’s performance obligations include (1) access to its SVoD platform via the Company’s O&O Service and App Services, (2) access to the Company’s content assets, and (3) licenses of specific program titles. In contracts containing the right to access the Company SVoD platform, the performance obligation is satisfied as access to the SVoD platform is provided post any free trial period. In contracts which contain access to the Company’s content assets, the performance obligation is satisfied as access to the content is provided. For contracts with licenses of specific program titles, the performance obligation is satisfied as that content is made available for the customer to use.

Recently Issued Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance also requires qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company’s fiscal year beginning January 1, 2022, with early adoption permitted, and is required to be implemented using a modified retrospective approach. The Company is currently assessing the impact of the new standard on its financial statements, but anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding lease liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, as well as additional disclosure on all its lease obligations. The income statement recognition of lease expense is not expected to significantly change from the current methodology.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company is continuing to assess the potential impacts of ASU 2016-13 on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Index to Audited Financial Statements of CuriosityStream Inc. as of and for the Years ended December 31, 2020 and December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CuriosityStream Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CuriosityStream Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Baltimore, Maryland

March 31, 2021

CuriosityStream Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2020	2019
Assets

Current assets
Cash and cash equivalents	$11,203	$8,819
Restricted cash	6,181	-
Short-term investments	22,171	35,525
Accounts receivable	7,222	1,777
Other current assets	4,467	2,460
Total current assets	51,244	48,581

Investments	2,825	15,654
Property and equipment, net	1,346	1,451
Content assets, net	32,926	16,627
Other assets	254	151
Total assets	$88,595	$82,464

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)

Current liabilities
Current content liabilities	$2,116	$3,306
Accounts payable	3,577	5,245
Accrued expenses and other liabilities	3,313	2,266
Deferred revenue	12,678	7,101
Total current liabilities	21,684	17,918

Non-current deferred rent liability	1,027	824
Other liabilities	67	-

Total liabilities	22,778	18,742

Commitments and contingencies

Redeemable convertible preferred stock, zero and 18,383 shares issued and outstanding at December 31, 2020 and December 31, 2019; respectively; aggregate liquidation preference of $0 and $162,514 as of December 31, 2020 and December 31, 2019, respectively	-	155,174

Stockholders’ equity (deficit)(1)

Preferred stock, $0.0001 par value – 1,000 shares authorized; zero shares issued and outstanding at December 31, 2020 and 2019	-	-

Common stock, $0.0001 par value – 125,000 shares authorized; 40,289 issued and 39,542 shares outstanding at December 31, 2020; 13,165 shares issued and outstanding as of December 31, 2019	4	1

Additional paid-in capital	208,230	-
Accumulated other comprehensive income	10	189
Accumulated deficit	(142,427)	(91,642)
Total stockholders’ equity (deficit)	65,817	(91,452)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$88,595	$82,464

(1)	Retroactively restated for the reverse recapitalization as described in Notes 3 and 7.

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	For the year ended December 31,
	2020	2019

Revenues	$39,621	$18,026

Operating expenses
Cost of revenues	15,418	6,810
Advertising and marketing	42,016	41,628
General and administrative	21,135	14,035
	78,569	62,473
Operating loss	(38,948)	(44,447)

Other income (expense)
Interest and other income (expense)	500	2,072
Loss before income taxes	(38,448)	(42,375)
Provision for income taxes	179	142
Net loss	$(38,627)	$(42,517)

Less preferred dividends and accretion of issuance costs	(13,788)	(15,897)
Net loss attributable to common stockholders	$(52,415)	$(58,414)

Net loss per share attributable to common stockholders
Basic and diluted	$(2.77)	$(4.44)

Weighted average number of common shares outstanding
Basic and diluted	18,931	13,165

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2020	2019

Net loss	$(38,627)	$(42,517)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities:	(179)	184

Total comprehensive loss	$(38,806)	$(42,333)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Statement of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit) (1)

(in thousands)

	Redeemable							Accumulated Other		Total
	Convertible Series A						Additional	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2018	14,557	$139,277	20,000	$200	-	-	$-	$5	$(34,435)	$(34,230)
Retroactive application of the recapitalization	3,826	-	(6,835)	(199)	-	-	-	-	199	-
Balance at December 31, 2018, as adjusted	18,383	$139,277	13,165	$1	-	$-	$-	$5	$(34,236)	$(34,230)
Net loss	-	-	-	-	-	-	-	-	(42,517)	(42,517)
Stock-based compensation	-	-	-	-	-	-	1,008	-	-	1,008
Redeemable convertible preferred stock adjustment to redemption value	-	15,897	-	-	-	-	(1,008)	-	(14,889)	(15,897)
Other comprehensive income	-	-	-	-	-	-	-	184	-	184
Balance at December 31, 2019	18,383	$155,174	13,165	$1	-	$-	$-	$189	$(91,642)	$(91,452)
Net loss	-	-	-	-	-	-	-	-	(38,627)	(38,627)
Stock-based compensation	-	-	-	-	-	-	4,584	-	-	4,584
Redeemable convertible preferred stock adjustment to redemption value	-	13,788	-	-	-	-	(1,630)	-	(12,158)	(13,788)
Recapitalization of redeemable convertible preferred stock into common stock	(18,383)	(168,962)	18,383	2	-	-	168,960	-	-	168,962
Net Cash Contribution from Business Combination and PIPE financing	-	-	8,638	1	-	-	35,587	-	-	35,588
Exercise of Options	-	-	62	-	-	-	253	-	-	253
Exercise of Warrants	-	-	41	-	-	-	476	-	-	476
Other comprehensive loss	-	-	-	-	-	-		(179)	-	(179)
Balance as of December 31, 2020	-	$-	40,289	$4	-	$-	$208,230	$10	$(142,427)	$65,817

(1)	Retroactively restated for the reverse recapitalization as described in Notes 3 and 7.

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(38,627)	$(42,517)
Adjustments to reconcile net loss to net cash used in operating activities
Additions to content assets	(25,994)	(16,002)
Change in content liabilities	(1,190)	1,136
Amortization of content assets	9,695	3,815
Stock-based compensation	4,584	1,008
Amortization, depreciation and accretion	573	142
Changes in operating assets and liabilities
Accounts receivable	(5,445)	(502)
Other assets	(1,634)	(484)
Accounts payable	(1,527)	2,357
Accrued expenses and other liabilities	1,007	920
Deferred revenue	5,644	5,416
Net cash used in operating activities	(52,914)	(44,711)

Cash flows from investing activities
Purchases of property and equipment	(367)	(767)
Sales of investments	43,190	32,580
Maturities of investments	10,750	7,947
Purchase of investments	(28,118)	(48,746)
Net cash provided by (used in) investing activities	25,455	(8,986)

Cash flows from financing activities
Exercise of stock options	253	-
Proceeds from Business Combination and PIPE financing	41,506	-
Payment of offering costs	(5,735)	-
Borrowings on line of credit	9,758	-
Repayments on line of credit	(9,758)	-
Net cash provided by financing activities	36,024	-

Net increase (decrease) in cash, cash equivalents and restricted cash	8,565	(53,697)
Cash, cash equivalents and restricted cash, beginning of period	8,819	62,516
Cash, cash equivalents and restricted cash, end of period	$17,384	$8,819

Supplemental schedule of non-cash financing activities:
Preferred dividends and accretion of issuance costs	$13,788	$15,897
Supplemental disclosure:
Interest payments	$17	$-
Accrued expenses for PP&E	$-	$141
Cash paid for taxes	$253	$44

The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1 — Organization and business

On October 14, 2020 (the “Closing Date”), CuriosityStream Inc., a Delaware corporation (formerly named Software Acquisition Group Inc. (or “SAQN ”), a publicly traded special purpose acquisition company) consummated a merger pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2020, by and among Software Acquisition Group Inc., CS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Software Acquisition Group Inc. (“Merger Sub”), CuriosityStream Operating Inc., a Delaware corporation (formerly named CuriosityStream Inc.) (“Legacy CuriosityStream”), and Hendricks Factual Media LLC, a Delaware limited liability company (“HFM”).

Pursuant to the terms of the Merger Agreement, a business combination between Software Acquisition Group Inc. and Legacy CuriosityStream was effected through the merger of Merger Sub with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving as the surviving company and a wholly-owned subsidiary of Software Acquisition Group Inc. (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, Software Acquisition Group Inc. changed its name to CuriosityStream Inc. (the “Company” or “CuriosityStream”) and Legacy CuriosityStream changed its name to CuriosityStream Operating Inc., and has subsequently changed its name to Curiosity Inc.

The principal business of CuriosityStream is to provide customers with access to high quality factual content via a direct subscription video on-demand (SVoD) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The library is composed of more than three thousand accessible on-demand and ad-free productions and includes shows and series from leading non-fiction producers.

The Company’s content assets are available directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the streaming resolution (e.g., HD or 4K) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, major multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”).

Note 2 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include the accounts of CuriosityStream Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy CuriosityStream was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Software Acquisition Group Inc. was treated as the “acquired” company and Legacy CuriosityStream is treated as the acquirer for financial reporting purposes.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy CuriosityStream issuing stock for the net assets of Software Acquisition Group Inc., accompanied by a recapitalization. The net assets of Software Acquisition Group Inc. are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy CuriosityStream was determined to be the accounting acquirer based on the following predominant factors:

●	Legacy CuriosityStream’s existing stockholders have the greatest voting interest in the Company;

●	The largest individual stockholder in the Company was an existing stockholder of Legacy CuriosityStream;

●	Legacy CuriosityStream’s directors represented the majority of the new board of directors of the Company;

●	Legacy CuriosityStream’s senior management is the senior management of the Company; and

●	Legacy CuriosityStream is the larger entity based on historical revenue and has the larger employee base.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy CuriosityStream. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.626 established in the Business Combination.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of the content assets, and common stock and share-based awards.

Concentration of risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash, cash equivalents, and investments with high credit quality financial institutions; at times, such balances with the financial institutions may exceed the applicable FDIC-insured limits.

Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States.

During the years ended December 31, 2020 and 2019, the top three customers accounted for 41% and 35% of the Company’s revenues, respectively. Of these customers, one customer accounted for 26% of the Company’s revenues during the year ended December 31, 2020, and a different customer accounted for 21% of the Company’s revenues during the year ended December 31, 2019.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2020, restricted cash represents cash deposits required by a bank as a collateral related to the Company’s line of credit for $4,500 and corporate credit card agreements of $500. In addition, as result of the Merger, the Company was required to reserve funds of $1,181 related to the Paycheck Protection Program (PPP) loan (see Note 6) in an escrow account until the PPP loan is forgiven.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

Fair value measurement of financial instruments

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The applicable accounting guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Investments

The Company holds investments in money market funds, government debt securities and corporate debt securities which the Company classifies as available-for-sale. The investments are therefore carried at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2), as noted below:

	As of December 31, 2020				As of December 31, 2019
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash Equivalents	Short-term Investments	Investments (non-current)	Total
Level 1 Securities
Money market funds	$2,165	$-	$-	$2,165	$2,973	$-	$-	$2,973
Government debt securities	5,999	12,892	-	18,891	-	25,996	-	25,996
Total Level 1 Securities	8,164	12,892	-	21,056	2,973	25,996	-	28,969

Level 2 Securities
Corporate debt securities	-	8,054	2,825	10,879	-	9,529	15,654	25,183
Municipal debt securities	-	1,225	-	1,225	-	-	-	-
Total Level 2 Securities	-	9,279	2,825	12,104	-	9,529	15,654	25,183

Total	$8,164	$22,171	$2,825	$33,160	$2,973	$35,525	$15,654	$54,152

Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. Realized gains reported in interest and other income in the accompanying consolidated statements of operations were $114 and nil for the years ended December 31, 2020 and 2019, respectively. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the years ended December 31, 2020 and 2019. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as Short-term investments in the accompanying consolidated balance sheets.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

The following tables summarize the Company’s corporate and government debt securities:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$10,867	$14	$(2)	$10,879
U.S. Government	18,892	1	(2)	18,891
Municipalities	1,226	-	(1)	1,225

Total	$30,985	$15	$(5)	$30,995

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$24,994	$189	$-	$25,183
U.S. Government	25,996	-	-	25,996

Total	$50,990	$189	$-	$51,179

The table below summarizes the Company’s maturities for corporate and government debt securities at December 31, 2020 by contractual maturity periods.

	December 31, 2020
	Amortized Cost	Estimated Fair Value

Due in one year or less	$28,174	$28,170
Due after one year through five years	2,811	2,825
Due after five years	-	-

Total	$30,985	$30,995

Accounts receivable

Accounts receivable is comprised of receivables from subscriptions, license fees, and program sales. The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based on a review of the estimated collectability of the specific accounts and historical loss experience and existing economic conditions. Uncollectible amounts are written off against the allowance for doubtful accounts once management determines collection of an amount, or a portion thereof, to be less than probable. As of December 31, 2020 and 2019, allowance for doubtful accounts amounted to $14 and nil, respectively.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

Content assets, net

The Company acquires, licenses and produces content, including original programming, in order to offer members unlimited viewing of factual entertainment content. The content licenses are for a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within “Net cash used in operating activities” on the consolidated statements of cash flows.

The Company recognizes its content assets (licensed and produced) as “Content assets, net” on the consolidated balance sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. The Company reviews factors impacting the amortization of content assets on an ongoing basis and will record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

The Company’s business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

Property and equipment

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. No impairment charge related to long-lived assets was recognized for the years ended December 31, 2020 and 2019.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

Revenue recognition

The following table sets forth the Company’s revenues disaggregated by type for the years ended December 31, 2020 and 2019, as well as the relative percentage of each revenue type to total revenue.

	Year Ended December 31,
	2020		2019

Subscriptions – O&O Service	$13,031	33%	$7,087	39%
Subscriptions – App Services	3,477	9%	2,706	15%
Subscriptions – Total	16,508	42%	9,793	54%

License Fees – Affiliates	16,832	42%	7,769	43%
License Fees – Program Sales	5,691	15%	450	3%
License Fees – Total	22,523	57%	8,219	46%

Other – Total(a)	590	1%	14	0%

Total Revenues	$39,621		$18,026

(a)	We executed and recognized revenue related to two sponsorship campaigns during the year ended December 31, 2020. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads.

Subscriptions — O&O Service

The Company generates revenue from monthly subscription fees from its O&O Service. CuriosityStream subscribers enter into non-refundable, month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.

The Company also offers gift certificates for use on a future date. The Company recognizes revenue from gift certificates when the services have been provided. The gift certificates do not expire.

Subscription — App Services

The Company also earns subscription revenues through its App Services. These subscriptions are similar to the O&O Service subscriptions, but are generated based on agreements with certain streaming media players as well as with Smart TV brands and gaming consoles (see Note 1). Under these agreements, the streaming media player typically bills the subscriber directly and then remits the collected subscriptions to the Company, net of a distribution fee. The Company recognizes the gross subscription revenues when earned and simultaneously recognizes the corresponding distribution fees as an expense. The Company is the principal in these relationships as the Company retains control over service delivery to its subscribers.

Licensing — Affiliates

The Company generates license fee revenues from MVPDs such as Altice, Comcast and Cox as well as from vMVPDs such as Amazon and Sling TV (MVPDs and vMVPDs are also referred to as affiliates). Under the terms of the agreements with these affiliates, the Company receives license fees based upon contracted programming rates and subscriber levels reported by the affiliates. In exchange, the Company licenses its content to the affiliates for distribution to their subscribers. The Company earns revenue under these agreements either based on the total number of subscribers multiplied by rates specified in the agreements or based on fixed fee arrangements. These revenues are recognized over the term of each agreement when earned.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

Licensing — Program Sales

The Company has distribution agreements which grant a licensee limited distribution rights to the Company’s programs for varying terms, generally in exchange for a fixed license fee. Revenue is recognized once the content is made available for the licensee to use.

The Company’s performance obligations include (1) access to its SVoD platform via the Company’s O&O Service and App Services, (2) access to the Company’s content assets, and (3) licenses of specific program titles. In contracts containing the right to access the Company SvoD platform, the performance obligation is satisfied as access to the SvoD platform is provided post any free trial period. In contracts which contain access to the Company’s content assets, the performance obligation is satisfied as access to the content is provided. For contracts with licenses of specific program titles, the performance obligation is satisfied as that content is made available for the customer to use.

Payments terms for access to the Company’s SvoD services require payment in advance on or prior to the date access to the service is provided. Payments for contracts providing access to the Company’s content assets are paid either in advance, over the license term, or on a sales and usage basis. Payments for licenses of specific program titles are paid either upfront or over the license term on a fixed fee basis, or on a sales and usage basis. To date, there has been no financing component associated with the Company’s revenue arrangements and such arrangements do not contain rights of return provisions.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2020 are as follows:

	Year ending December 31,
	2021	2022	2023	2024	Thereafter	Total
Remaining Performance Obligations	$20,618	$8,134	$1,274	$78	$44	$30,148

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e. deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $12,745 and $7,101 at December 31, 2020 and December 31, 2019, respectively. The increase in deferred revenues is primarily due to the growth in annual subscriptions from O&O and App Services, which requires upfront annual payments, as well as an increase in the volume of program sales activity.

Revenues of $6,944 were recognized during the year ended December 31, 2020 related to the balance of deferred revenue at December 31, 2019.

Cost of revenues

Cost of revenues primarily includes content asset amortization, streaming delivery costs, payment processing costs and distribution fees.

Advertising and marketing

Advertising and marketing expenses include brand awareness, digital and television types of costs. The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing expenses totaling $42,016 and $41,628 for the years ended December 31, 2020 and 2019, respectively. These expenses are included in advertising and marketing costs in the accompanying consolidated statements of operations.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 — Basis of presentation and summary of significant accounting policies (cont.)

Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur. See Note 9 for further details.

Income taxes

The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities as reported in the consolidated balance sheets and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company’s tax positions are subject to income tax audits. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision.

The Company calculates the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed income tax returns are recorded when identified. The amount of income tax paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of the relevant risks, facts, and circumstances existing at that time. To the extent the assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.

Recently issued financial accounting standards

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance also requires qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company’s fiscal year beginning January 1, 2022, with early adoption permitted, and is required to be implemented using a modified retrospective approach. The Company is currently assessing the impact of the new standard on its consolidated financial statements, but anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding lease liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, as well as additional disclosure on all its lease obligations. The income statement recognition of lease expense is not expected to significantly change from the current methodology.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company is continuing to assess the potential impacts of ASU 2016-13 on its consolidated financial statements.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 – Business Combination

As discussed in Note 1, on October 14, 2020, the Company consummated the Merger Agreement dated August 10, 2020, with Legacy CuriosityStream surviving the merger as a wholly owned subsidiary of the Company.

Legacy CuriosityStream common stock issued and outstanding were cancelled and converted into the right to receive 0.626 shares (the “Exchange Ratio”) of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). Unless otherwise stated, the Exchange Ratio was applied to the number of shares and share prices of Legacy CuriosityStream throughout these consolidated financial statements.

At the effective time of the Merger (the “Effective Time”), all (100%) of the issued and outstanding shares of capital stock of Legacy CuriosityStream were converted into an aggregate of 31,556,837 shares (the “Merger Shares”) of Common Stock. Pursuant to the Merger Agreement, 1,501,758 Merger Shares issued by the Company at closing will be held in escrow for a period of twelve (12) months after the Closing Date to satisfy indemnification obligations and an additional 19,924 Merger Shares will be held in escrow pending final working capital calculations (collectively, the “Escrow Shares”).

In connection with the Closing, and pursuant to the terms of a PIPE Subscription Agreement entered into by the Company with certain third-party investors (the “PIPE Investors”) in connection with the execution of the Merger Agreement, the Company completed the issuance of an aggregate of 2,500,000 newly-issued shares of Common Stock for an aggregate purchase price of $25.0 million (the “PIPE”). The shares of Common Stock issued by the Company pursuant to the PIPE were issued concurrently with the Closing of the Merger on the Closing Date.

Upon the closing of the Merger:

●	12,549,512 shares of SAQN Class A Common Stock held by shareholders prior to the Merger were redeemed with cash from SAQN’s trust account, leaving 2,400,488 shares of pre-existing SAQN Class A Common Stock outstanding after redemption, which were then converted into an equivalent amount of shares of Common Stock.

●	all issued and outstanding shares of Legacy CuriosityStream capital stock converted into an aggregate of 31,556,837 shares of Common Stock (inclusive of the Escrow Shares);

●	all of the 3,737,500 outstanding shares of SAQN’s Class B Common Stock, par value $0.0001 per share, held by Software Acquisition Holdings, LLC (the “Sponsor”), converted into an aggregate of 3,737,500 shares of Common Stock, 2,242,500 of which are subject to certain vesting conditions;

●	of the 4,740,000 Private Placement Warrants held by the Sponsor immediately prior to the Effective Time, (i) 711,000 were forfeited by the Sponsor and (ii) an aggregate of 353,000 were forfeited by the Sponsor and reissued by the Company to certain PIPE Investors and holders of Common Stock existing prior to the Effective Time;

●	all of the outstanding options to acquire Legacy CuriosityStream common stock were converted into options to acquire an aggregate of 2,214,246 shares of Common Stock; and

●	the Company issued an aggregate of 2,500,000 shares of Common Stock to the PIPE Investors pursuant to the closing of the PIPE.

The Company received $16.5 million in cash from the SAQN trust account, net of redemptions of Class A Common Stock as well as transaction costs paid at Closing of $3.1 million. In addition, the Company also received $25.0 million from the PIPE investors related to the issuance of 2,500,000 shares of Common Stock. The Company paid a total of $2.6 million of additional transaction costs related to the Business Combination in addition to the $3.1 million transaction costs deducted from the merger proceeds above, totaling $5.7 million of transaction costs.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 – Business Combination (cont.)

As a result of the foregoing transactions, as of the Closing Date and immediately following the completion of the Merger and the PIPE, the Company had the following outstanding securities:

●	40,194,825 shares of Common Stock (inclusive of the Escrow Shares);

●	options to acquire an aggregate of 2,214,246 shares of Common Stock; and

●	7,474,991 public warrants and 4,029,000 Private Placement Warrants (inclusive of PIPE Warrants), each exercisable for one share of Common Stock at a price of $11.50 per share.

Note 4 — Content assets

Content assets consisted of the following:

	December 31,
	2020	2019

Licensed content, net
Released, less amortization	$9,985	$7,880
Prepaid and unreleased	3,022	2,685
	13,007	10,565

Produced content, net
Released, less amortization	9,071	3,970
In production	10,848	1,889
In development and pre-production	-	203
	19,919	6,062

Total	$32,926	$16,627

As of December 31, 2020, $4,772, $2,891, and $1,171 of the $9,985 unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of December 31, 2020, $2,172 of the $9,071 unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the years ended December 31, 2020 and 2019, respectively, as follows:

	Year Ended December 31,
	2020	2019

Licensed content	$6,800	$3,279
Produced content	2,895	536
	$9,695	$3,815

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 5 — Property and equipment

Property and equipment, net are summarized by major classifications as follows:

	Estimated
	useful lives	December 31,
	(in years)	2020	2019

Furniture and fixtures	10 to 15	$108	$108
Equipment	5	967	961
Computer and software	3 to 5	625	534
Website and application development	3	687	687
Leasehold improvements	Lesser of lease term or useful lives	703	614
Work-in-progress	-	85	51
Property and equipment, gross		$3,175	$2,955
Less accumulated depreciation and amortization		1,829	1,504
Property and equipment, net		$1,346	$1,451

Depreciation expense related to the property and equipment above, including the amortization of leasehold improvements, was $330 and $332 for the years ended December 31, 2020 and 2019, respectively.

Note 6 — Line of Credit and Paycheck Protection Program Loan

On February 12, 2020, the Company obtained a one-year $4,500 line of credit facility from a bank. The line of credit calls for interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The loan carries an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was scheduled to be due upon the original loan maturity date of February 28, 2021. The line of credit facility is collateralized by cash of $4,500. At December 31, 2020, there was no balance drawn and owed under the facility. During February 2021, the loan maturity date was extended to February 28, 2022. Refer to Note 15.

On May 1, 2020, the Company applied for and received funding from the Paycheck Protection Program (“PPP”) in the amount of $1,158 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) (the “PPP Loan”). The PPP Loan matures in May 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The PPP provides that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The amount of loan proceeds eligible for forgiveness takes into account a number of factors, including the amount of loan proceeds used by the Company during the specified period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments.

During the year ended December 31, 2020, all $1,158 of loan proceeds were applied to covered payroll and non-payroll expenses per the PPP. The Company has elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. As a result, general and administrative expenses during the year ended December 31, 2020 within the consolidated statement of operations are reduced by these amounts. Should the Company’s loan forgiveness application be rejected, the Company may be required to repay all or a portion of the funds received under the PPP under an amortization schedule through May 2025 with an annual interest rate of 1%.

The Company believes it has met all the requirements under the PPP, has submitted an application for loan forgiveness, and anticipates that it will not be required to repay any portion of the grant.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7 — Redeemable convertible preferred stock and stockholders’ equity

The consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) reflect the Business Combination as defined in Note 1 as of October 14, 2020. As Legacy CuriosityStream was deemed the accounting acquirer in the Business Combination with Software Acquisition Group Inc., all periods prior to the consummation date reflect the balances and activity of Legacy CuriosityStream. The balances as of December 31, 2019 and 2018 from the financial statements of Legacy CuriosityStream as of that date, share activity (redeemable convertible preferred stock, common stock, additional paid in capital, and accumulated deficit) and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.626.

Common Stock

In connection with the Business Combination, the Company amended and restated its certificate of incorporation. As of December 31, 2020, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

Warrants

As of December 31, 2020, the Company had 7,433,589 public warrants, 3,676,000 private placement warrants, and 353,000 PIPE warrants outstanding. These warrants are equity classified.

Following the consummation of the Business Combination, holders of the public, private placement, and PIPE warrants are entitled to acquire common stock of the Company. Each whole warrant entitles the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, beginning 30 days after the Closing Date. All Warrants will expire five years after the completion of the Business Combination.

Once the public warrants became exercisable, the Company had the right to redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

The private placement warrants are identical to the public warrants except that, so long as they are held by the Sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

Warrant Type	Cash Exercise Price per share	Warrants Outstanding on Closing Date	Warrants Exercised from Closing Date to 12/31/20	Warrants Outstanding 12/31/2020

Public Warrants (CURIW)	$11.50	7,474,991	(41,402)	7,433,589
Private Placement and PIPE Warrants	$11.50	4,029,000	-	4,029,000
Total		11,503,991	(41,402)	11,462,589

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 7 — Redeemable convertible preferred stock and stockholders’ equity (cont.)

Legacy CuriosityStream Redeemable Convertible Preferred Stock

During November and December 2018, in connection with a private placement equity offering, Legacy CuriosityStream issued 14,557,000 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) in exchange for gross proceeds of $145,570. Legacy CuriosityStream incurred equity issuance costs of $8,027 in connection with this offering, which were reflected as a reduction to the initial carrying value of the Series A Preferred Stock balance.

The holders of the Series A Preferred Stock had the right, exercisable at any time prior to the Closing Date, to convert all or any of such shares into a number of shares of Class A Common Stock equal to the Accrued Value divided by the then-current Conversion Price. The Accrued Value was equal to the original liquidation preference of $10.00 per share of Series A Preferred Stock plus an additional amount equal to the dollar amount of any accrued but unpaid dividends (see below). The Conversion Price was initially $10.00 per share, but was subject to certain anti-dilution adjustments. Holders of Series A Preferred Stock were entitled to vote on an as-converted basis on all matters on which holders of Legacy CuriosityStream common stock voted.

Holders of Series A Preferred Stock were entitled to dividends equal to 10% of the Accrued Value per annum. Such dividends were cumulative and accrued daily in arrears. Cash dividends were payable when, as and if declared by the Board of Directors. If the Board of Directors did not declare a cash dividend in respect of all or a portion of the dividend when due, the Accrued Value of the Series A Preferred Stock was increased by a corresponding amount. No such dividends were declared through the Closing Date. As of October 14, 2020 and December 31, 2019, cumulative dividends on the Series A Preferred Stock totaled $30,216 and $16,945, respectively.

Immediately prior to the effective date of a Fundamental Change, the Series A Preferred Stock would automatically convert into a number of shares of Legacy CuriosityStream’s Class A Common Stock equal to the Accrued Value (plus any other accrued but unpaid dividends), divided by the lesser of (1) the applicable acquisition or sale price or (2) the then-current Conversion Price on the date of closing such transaction. A Fundamental Change was defined in the Certificate of Designations for the Series A Preferred Stock as any consolidation or merger of the Company or similar transaction or any sale, lease or other transfer of all or substantially all the assets of the Company, pursuant to which its common stock was converted into, or received a distribution of the proceeds in, cash, securities or other property, other than pursuant to a transaction in which the shareholders of the Company prior to the transaction continue to own a majority of the total voting power of the surviving company following such transaction. On August 10, 2020, Legacy CuriosityStream amended the Certificate of Designations to allow for the Merger Agreement to qualify as a Fundamental Change.

The Company classifies preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. Given the redemption rights contained within the Series A Preferred Stock, the Company accounted for the outstanding preferred stock as temporary equity in the accompanying consolidated balance sheets through the Closing Date. Series A Preferred Stock, was initially recorded at its fair value, net of transaction costs, at issuance date. At each reporting period prior to the Closing Date, the amount was adjusted by accreting changes in the redemption value over the period from the date of issuance to the earliest redemption date. The recorded redemption value ($168,961 and $155,174 at the Closing Date and December 31, 2019, respectively) includes accrued but unpaid dividends and accretion of issuance costs.

Immediately prior to the completion of the Business Combination on October 14, 2020, all outstanding shares of Legacy CuriosityStream’s Series A Preferred Stock converted into 29,365,570 shares of Legacy CuriosityStream Class A Common Stock, which were then converted into Common Stock of the Company as a result of the Business Combination using the recapitalization Exchange Ratio. The redeemable convertible preferred stock was also reclassified into permanent equity as a result of the Business Combination on the Closing Date.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8 — Earnings (loss) per share

Basic and diluted earnings (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and the if-converted method for redeemable convertible preferred stock. In computing diluted earnings (loss) per share, the average fair value of the Company’s common stock for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

	Year ended December 31,
	2020	2019
Numerator:
Net loss	$(38,627)	$(42,517)
Less preferred dividends and accretion of issuance costs	(13,788)	(15,897)
Net loss attributable to common stockholders	$(52,415)	$(58,414)

Denominator:

Weighted-average shares - basic	18,931,456	13,164,675

Effect of dilutive securities:
Warrants	-	-
Options	-	-
Restricted Stock Units	-	-

Weighted-average shares - diluted	18,931,456	13,164,675

Basic and diluted loss per share	$(2.77)	$(4.44)

For the years ended December 31, 2020 and 2019, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive due to the net loss incurred during each period. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at December 31, 2020 and 2019.

Antidilutive shares excluded:	December 31,
	2020	2019
Warrants	11,462,589	-
Options	4,710,717	2,292,820
Restricted Stock Units	413,277	-
Series A Preferred Stock	-	18,382,848
	16,586,583	20,675,668

Note 9 — Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.

Legacy CuriosityStream Stock Option Plan

Prior to the Business Combination, Legacy CuriosityStream maintained a stock-based compensation plan. The Legacy CuriosityStream Stock Option Plan provided for the grant of options to purchase shares of common stock to employees, non-employee directors, consultants and independent contractors at option exercise prices and vesting terms as determined by the Legacy CuriosityStream Board of Directors.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 9 — Stock-based compensation (cont.)

Each Legacy CuriosityStream option from the Legacy CuriosityStream Stock Option Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of Common Stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy CuriosityStream common stock subject to such Legacy CuriosityStream option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy CuriosityStream option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Merger Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy CuriosityStream option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

CuriosityStream 2020 Omnibus Plan

In October 2020, the Board of Directors of the Company adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Legacy CuriosityStream Stock Option Plan. Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units and restricted stock.

The following table summarizes stock option and restricted stock unit (RSU) activity, prices, and values adjusted by the Exchange Ratio, for the years ended December 31, 2020 and 2019:

		Stock Options				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value(1)	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2019	567,435	3,632,565	$2.57	9.1	$278	-	$-
Recapitalization Impact	1,339,745	(1,339,745)	1.51
Outstanding at December 31, 2019	1,907,180	2,292,820	$4.08	9.1	$278	-	-

Additional Shares Authorized	3,525,000	-	-	-	-	-	-
Granted(2)	(3,414,407)	3,162,955	8.53	-	-	251,452	$9.21
Options exercised and RSUs vested	-	(62,358)	4.04	-	-	-	-
Forfeited or expired	352,993	(347,851)	4.05	-	-	(5,142)	$9.21
Options cancelled in exchange for RSUs	334,849	(334,849)	4.20	-	-	-	-
RSUs issued as replacement for cancelled options	(166,967)	-	-	-	-	166,967	$9.21

Outstanding at December 31, 2020	2,538,648	4,710,717	$7.06	8.5	$32,349	413,277	$9.21

Exercisable at December 31, 2019		273,958	$4.04	8.9	$43
Exercisable at December 31, 2020		1,275,524	$7.36	6.6	$8,320
Unvested at December 31, 2019		2,018,862	$4.09	9.2	$235
Unvested at December 31, 2020		3,435,193	$6.96	9.2	$24,029

(1)	Intrinsic value is based on the difference between the exercise price of in-the-money-stock options and the fair value of the Company’s Common Stock as of the respective balance sheet date.
(2)	Included in options granted during the year ended December 31, 2020 is a total of 558,642 fully vested options with an exercise price of $11.50 and a five-year contractual term, which resulted in compensation expense totaling $2.1 million being recorded upon grant.

The total grant-date fair value of stock options vested during the year ended December 31, 2020 and 2019 was $2,967 and $313, respectively.

The intrinsic value of options exercised during the year ended December 31, 2020 was $373. There were no options exercised during the year ended December 31, 2019.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 9 — Stock-based compensation (cont.)

Options and  RSUs generally have a four-year vesting period with 25% of the shares vesting on each anniversary date. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.

The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including Company’s estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. The Company generally estimates expected term based on the midpoint between the vesting date and the end of the contractual term, the simplified method, given the lack of historical exercise behavior.

The Company uses historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate to the expected term of the option. The Company does not currently anticipate declaring any dividends.

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019

Dividend yield	0%	0%
Expected volatility	60%	60%
Expected term (years)	5.00-6.25	6.25
Risk-free interest rate	0.38% to 1.71%	1.71% to 2.54%
Weighted-average grant date fair value	$4.15	$1.04
Stock-based compensation - Options	$4,455	$1,008
Stock-based compensation - RSUs	$129	$-

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.

The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2020 related to non-vested stock options and restricted stock units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
Stock Options	$12,398	3.5
Restricted Stock Units	3,583	3.4
Total	$15,981

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 10 — Segment and geographic information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on an entry-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

All long-lived tangible assets are located in the United States.

Revenue by geographic location, based on the location of the customers, with no foreign country individually comprising greater than 10% of total revenue, is as follows.

	Year Ended December 31,
	2020		2019

United States	$31,123	79%	$14,062	78%
International	8,498	21%	3,964	22%
	$39,621	100%	$18,026	100%

Note 11 — Related party transactions

Operating lease

The Company sublets a portion of its office space back to a related party (see Note 13). Related party sublease rental income recognized on a straight-line basis totaled $53 for the years ended December 31, 2020 and 2019, and is included in general and administrative expenses in the accompanying consolidated statements of operations. The related party deferred rent receivable related to the straight-line rent accrual was $67 and $46 at December 31, 2020 and 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Production agreements

The Company has entered into various agreements with a production company for which the Company’s Chief Executive Officer has a less than 10% ownership interest. Under the terms of the agreements entered into during the years ended December 31, 2020 and 2019, the Company paid a total of $3,038 during the year ended December 31, 2020 upon the different milestones stated in the agreements. Under these agreements, the Company will pay additional amounts totaling $993, payable upon the attainment of the remaining milestones which are expected to be achieved during the year ending December 31, 2021.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 12 — Retirement Plan

The Company administers and participates in a 401(k) plan that covers employees 21 years of age or older with three months or greater of service. The plan permits elective deferrals by the employees from each participant’s compensation up to the maximum allowed by law. The Company matches employee deferrals at 100% on up to 3% of compensation and 50% of employee deferrals between 3 – 5% of compensation. Participants are immediately vested in their elective deferrals and the Company contributions. The Company made matching contributions of $211 and $215 for the years ended December 31, 2020 and 2019, respectively.

Note 13 — Commitments and contingencies

Content commitments

The Company had $26,022 and $10,858 of content obligations as of December 31, 2020 and 2019, respectively, comprised of $2,116 and $3,306 included in current content liabilities in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively, and $23,906 and $7,552 of obligations that are not reflected in the accompanying consolidated balance sheets of December 31, 2020 and 2019, respectively as they did not yet meet the asset recognition criteria for content assets (see Note 2). Of the content obligations that are not reflected in the consolidated balance sheets, $22,356 and $1,550 of these amounts are expected to be paid during the years ending December 31, 2021 and 2022, respectively.

Content obligations include amounts related to licensed, commissioned and internally produced streaming content. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements. An obligation for the licensed and commissioned content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date.

Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $35,399 as of December 31, 2019, and $17,917 as of December 31, 2020, of which $11,917 and $6,000 is expected to be paid in 2021 and 2022, respectively.

Operating leases

The Company leases corporate office space in Silver Spring, Maryland. The lease was set to expire April 30, 2027 with an accelerated expiration option on either July 31, 2021 or July 31, 2023, which required payment of an accelerated payment as defined in the lease agreement.

On August 1, 2020, the lease was amended to extend the term of the lease for an additional 70 months from the previous expiration date of April 30, 2027 to now expire on February 28, 2033. The terms of the lease include a rent abatement period of ten months and a tenant improvement allowance of $93 and $295 for 2020 and 2021, respectively.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 13 — Commitments and contingencies (cont.)

Total rent paid under the terms of the lease was $317 and $530 for the years ended December 31, 2020 and 2019, respectively. Rent expense has been calculated on a straight-line basis over the term of the lease. Accordingly, rent expense included in general and administrative expenses in the accompanying consolidated statements of operations totaled $528 and $532 for the years ended December 31, 2020 and 2019, respectively.

The CuriosityStream office rent and related party sublease rental income future minimum lease payments for the above operating lease is as follows:

Year Ending December 31,	CuriosityStream rent	Sublease rental income	Net rent

2021	$304	$(30)	$274
2022	530	(53)	477
2023	543	(54)	489
2024	557	(56)	501
2025	571	(57)	514
Thereafter	4,531	(453)	4,078

	$7,036	$(703)	$6,333

Note 14 — Income taxes

The components of the provision for income taxes are as follows:

	For the year ended December 31,
	2020	2019
Provision for income taxes:
Current:
Federal	$—	$—
State and local	25	12
Foreign	154	130
Total current provision	$179	$142

Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred provision	$—	$—
Total tax provision	$179	$142

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 14 — Income taxes (cont.)

The following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rate.

	For the year ended December 31,
	2020		2019
US federal statutory income tax provision	$(8,074)	21.0%	$(8,897)	21.0%
Permanent items	(585)	1.5%	(18)	0.0%
State and local income taxes, net of federal tax benefit	(2,002)	5.2%	(2,589)	6.1
Change in valuation allowance	9,798	(25.5)%	11,904	(28.1)%
Return to provision adjustments	888	(2.3)%	230	(0.5)%
Foreign withholding tax	154	(0.4)%	130	(0.3)%
Change in state tax rate	-	-%	(616)	1.5%
Other	-	-%	(2)	0.0%
Total Tax Expense	$179	(0.5)%	$142	(0.3)%

The Company has recorded a $179 and $142 current provision primarily related to foreign withholding income taxes for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 and 2019, the Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Deferred income taxes reflect the net tax effect of temporary differences between the amounts recorded for financial reporting purposes and the bases recognized for tax purposes.

The major components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$24,877	$15,905
Accrued expenses and reserves	494	—
Intangibles and content assets	2,712	3,573
Deferred rent	260	231
Stock based compensation	1,384	283
Other	93	78
Total deferred tax assets	29,820	20,070
Valuation allowance	(29,817)	(20,019)

Net deferred taxes	3	51
Unrealized gain	(3)	(51)
Net deferred tax assets (liability)	$—	$—

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 14 — Income taxes (cont.)

As of December 31, 2020 and 2019, the Company maintained a full valuation allowance on its net deferred tax assets. The deferred tax assets predominantly relate to operating losses, intangibles and content assets, and stock-based compensation. As a result of Legacy CuriosityStream’s conversion from an LLC to a C corporation in 2018, Legacy CuriosityStream recognized a partial step-up in the tax basis of intangibles and content assets that will be recovered as those assets are sold or the basis is amortized. On the date of the conversion, Legacy CuriosityStream recorded an estimated net deferred tax asset relating to this partial step-up in tax basis. The valuation allowance was determined in accordance with applicable accounting guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $97,227 and $59,566, respectively, which do not expire. As of December 31, 2020 and 2019, the Company had gross state net operating loss carryforwards of approximately $76,979 and $56,101, respectively, which begin to expire in 2024. All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

No liability related to uncertain tax positions has been recorded in the consolidated financial statements. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which will not result in material impact on its consolidated financial statements.

The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 15 — Subsequent events

On February 8, 2021, the Company consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which over-allotment option was exercised by the underwriters in full on February 5, 2021. The net proceeds to the Company from the Offering were $94.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the Offering.

Subsequent to December 31, 2020, the Company received funds of approximately $55 million for the exercise of 4.8 million warrants.

Effective February 28, 2021, the maturity of the line of credit agreement was extended to February 28, 2022. All other terms of the line of credit agreement remained unchanged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2020 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on October 14, 2020 pursuant to which we acquired Legacy CuriosityStream. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

Item 9B. Other Information

None.

Part III

We intend to file a definitive proxy statement for our 2021 Annual Meeting (“2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2020. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted pursuant to General Instruction G(3) of Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Our Board of Directors has adopted a written Code of Ethics and Business Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Ethics and Business Conduct on our website at www.curiositystream.com in the “Governance” section under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, as well as NASDAQ’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

The remaining information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

We are an “emerging growth company,” as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

2.	Financial Statement Schedules.

No financial statement schedules are required to be filed as part of this Annual Report.

3.	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020
3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020
4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019
4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019
4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019
4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company					X
4.5	Description of the Company’s Securities					X
10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019
10.2	Registration Rights Agreement, dated November 19, 2019, by and among the Company and the security holders party thereto	8-K	001-39139	10.3	November 25, 2019
10.3	Securities Subscription Agreement, dated June 25, 2019, by and between the Company and Software Acquisition Holdings LLC	S-1/A	333-234327	10.5	November 8, 2019
10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2019, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.5	November 25, 2019
10.5	Form of Subscription Agreement	8-K	001-39139	10.1	August 11, 2020
10.6	Employment Agreement, dated August 7, 2020, by and between CuriosityStream Operating Inc. and Clint Stinchcomb	8-K	001-39139	10.10	October 14, 2020
10.7	Registration Rights Agreement, dated November 20, 2018, by and between CuriosityStream Operating Inc. and Stifel, Nicolaus & Company Inc.	8-K	001-39139	10.11	October 14, 2020
10.8	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020
10.9	Warrant Forfeiture Letter, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.13	October 14, 2020
10.10	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020
10.11	Form of Rollover Non-Qualified Stock Option Agreement	8-K	001-39139	10.15	October 14, 2020
10.12	Form of Indemnification Agreement	8-K	001-39139	10.16	October 14, 2020
10.13	Restricted Stock Agreement, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.17	October 14, 2020
10.14	Loan Agreement, dated February 12, 2020, by and between Bank of America, N.A. and CuriosityStream Inc.	8-K	001-39139	10.18	October 14, 2020

10.15	Promissory Note, dated May 1, 2020, executed by CuriosityStream Operating Inc. in favor of Bank of America, N.A.	8-K	001-39139	10.19	October 14, 2020
10.16	Form of Restricted Stock Unit Award Agreement	8-K	001-39139	10.1	March 19, 2021
10.17	Form of Non-Qualified Stock Option Agreement	8-K	001-39139	10.2	March 19, 2021
10.18	Form of Incentive Stock Option Agreement	8-K	001-39139	10.3	March 19, 2021
14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission dated October 14, 2020	8-K	001-39139	16.1	October 14, 2020
21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020
23.1	Consent of Ernst & Young LLP					X
24.1	Powers of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRLTaxonomy Extension Schema Document					X
101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRLTaxonomy Extension Label Linkbase Document					X
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRLTaxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Dated: March 31, 2021	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2021	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clint Stinchcomb and Jason Eustace, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2021		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: March 31, 2021		/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 31, 2021		/s/ John Hendricks
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: March 31, 2021		/s/ Elizabeth Hendricks
	Name:	Elizabeth Hendricks
	Title:	Director

Date: March 31, 2021		/s/ Patrick Keeley
	Name:	Patrick Keeley
	Title:	Director

Date: March 31, 2021		/s/ Matthew Blank
	Name:	Matthew Blank
	Title:	Director

Date: March 31, 2021		/s/ Jonathan Huberman
	Name:	Jonathan Huberman
	Title:	Director

Date: March 31, 2021
	Name:	Mike Nikzad
	Title:	Director

Date: March 31, 2021		/s/ Andrew Hendricks
	Name:	Andrew Hendricks
	Title:	Director