Form 10-K/A
period 2020-12-31
CuriosityStream Inc.
filed 2021-05-07
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 5, 2021, there were 52,565,276 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K/A to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K/A, such proxy statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

CuriosityStream Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (“Original Report”), to restate our consolidated financial statements and related footnote disclosures as of December 31, 2020 and 2019, and for the years then ended. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the balance sheet as opposed to equity.

On May 3, 2021, the Board of Directors (the “Board”) of the Company, following the recommendation of the Audit Committee of the Board in response to the SEC Staff Statement, and after discussion with its independent registered public accounting firm, Ernst & Young LLP, its valuation firm and its legal advisors, concluded that the Original Report should be restated to reflect the impact of this guidance by the SEC staff and accordingly, should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

After considering the SEC Staff Statement providing additional guidance for warrants issued by SPACs, the Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the private placement warrants (the “Private Placement Warrants”) issued to Software Acquisition Holdings LLC, the former sponsor of Software Acquisition Group Inc. (“SAQN”), in connection with a private placement that closed concurrently with the initial public offering of SAQN, and recorded in the Company’s consolidated financial statements as a result of the business combination between SAQN and CuriosityStream Operating Inc. (formerly named CuriosityStream Inc.) (the “Merger”) and the reverse recapitalization that occurred on October 14, 2020. At that time, the Private Placement Warrants were presented within equity and did not impact any reporting periods prior to the Merger.

Based on the Company’s reassessment, it determined that the Private Placement Warrants should have been classified as liabilities measured at fair value on the closing date of the Merger, with subsequent changes in fair value reported in the Company’s consolidated statements of operations each reporting period. The Company has also concluded that a portion of the transaction costs which directly related to the Merger, which were previously charged to shareholders’ equity (deficit), should be allocated to the warrant liability based on their relative fair value to the total fair value of the Private Placement Warrants and other equity securities issued by the Company in connection with the Merger, and recognized as transaction costs in the statement of operations. As part of this restatement, the Company is also correcting certain other immaterial items that were previously recorded during the year ended December 31, 2020 that should have been reflected in the consolidated financial statements as of and for the year ended December 31, 2019.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for the Private Placement Warrants. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Report are hereby amended and restated in their entirety.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

CURIOSITYSTREAM INC.

i

Part I

CERTAIN DEFINED TERMS

Each of the terms the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to CuriosityStream Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

In this Annual Report on Form 10-K/A, unless otherwise stated or unless the context otherwise requires:

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

“Warrants” means the Private Placement Warrants, the PIPE Warrants and Public Warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains certain forward-looking statements. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K/A, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K/A, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K/A, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Forward-looking statements contained in this Annual Report on Form 10-K/A include, but are not limited to, statements about the ability of the Company to:

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

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the Company’s financial performance;

●	changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	adverse effects that the novel coronavirus (COVID-19) may have on the Company and/or the economy in general;

●	changes in applicable laws or regulations;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

●	the availability of, and the Company’s ability to execute upon, any expansion plans and opportunities; and

●	other risks and uncertainties set forth in Part 1, Item 1A of this Annual Report on Form 10-K/A under the heading “Risk Factors.”

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

Corporate History and Background

On October 14, 2020 (the “Closing Date”), CuriosityStream Inc., a Delaware corporation (formerly named Software Acquisition Group Inc.) consummated a merger pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2020, by and among Software Acquisition Group Inc., CS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Software Acquisition Group Inc. (“Merger Sub”), CuriosityStream Operating Inc., a Delaware corporation (which has been re-named Curiosity Inc. following the Business Combination) (“Legacy CuriosityStream”), and Hendricks Factual Media LLC, a Delaware limited liability company (“HFM”). The transactions consummated pursuant to the Merger Agreement are referred to in this Annual Report on Form 10-K/A as the “Business Combination.”

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

Our revenue for the year ended December 31, 2020 was $39.6 million. Our net loss for the year ended December 31, 2020 was $48.6 million.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K/A for a more detailed discussion of our product and service lines and channels through which we generate revenue.

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

Our human resource strategy is overseen by our Chief Operating Officer and executive team, which aims to provide regular updates to our Board. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, anticipate continuing to incur net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred a net loss of approximately $48.6 million for the year ended December 31, 2020. We have not generated positive cash flow from operations, we may not be able to operate at a net loss indefinitely, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of paying subscribers to our service. Accomplishing these objectives will require significant capital investments. We cannot assure you that we will be able to achieve these objectives.

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

In connection with licensing content, we typically enter into multi-year commitments with content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancellable commitments under talent agreements. The payment terms of these agreements are not tied to usage or the size of our user base but may be determined by costs of production or tied to such factors as titles licensed. Such commitments, to the extent estimable under accounting standards, are included in Note 14 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Given the multiple-year duration and largely fixed cost nature of content commitments, if user acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cash flow the production of such content. To the extent user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for or reacting to changes in our business and the markets in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.

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

We have a substantial amount of obligations, including streaming content obligations. Moreover, we expect to incur substantial indebtedness in the future and to incur other obligations, including additional streaming content obligations. As of December 31, 2020, we had approximately $2.1 million of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our balance sheet, see Note 14 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Our obligations, including streaming content obligations, may:

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

As of May 5, 2021, we had 52,565,276 shares of our Common Stock outstanding. All of these shares are freely tradable without restriction or further registration under the Securities Act, except for shares of Common Stock held by certain of our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”).

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

Prior to the Business Combination, in connection with SAQN’s IPO, the Sponsor agreed to a lock-up of the 3,593,750 shares that were originally issued to the Sponsor by SAQN in June 2019 for an aggregate purchase price of $25,000 in cash (and any shares of common stock issuable upon conversion thereof). On November 18, 2020, in connection with the Sponsor’s distribution of these shares to its members, each member agreed to become subject to this lock-up. The term of this lock-up is the earlier of one year following the closing of the Business Combination or the date on which the last sale price of our Common Stock is at least $12 per share for any 20 trading days within a 30 trading-day period commencing March 13, 2021. All of these shares will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144 on October 15, 2021 and once the lock-ups described above have expired or have been waived.

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

General Risk Factors

Our Private Placement Warrants are accounted for as liabilities and the changes in value of our Private Placement Warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued the SEC Staff Statement. In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the balance sheet as opposed to equity.

After considering the SEC Staff Statement, we re-evaluated our historical accounting of our Warrants and concluded that we must amend the accounting treatment of our Private Placement Warrants. Based on our reassessment, we determined that the Private Placement Warrants should have been classified as liabilities measured at fair value on the closing date of the Merger, with subsequent changes in fair value reported in the consolidated statements of operations each reporting period. We also concluded that a portion of the transaction costs which directly related to the Merger, which were previously charged to stockholders’ equity (deficit), should be allocated to the warrant liability based on their relative fair value to the total fair value of the Private Placement Warrants and other equity securities issued by us in connection with the Merger, and recognized as transaction costs in the consolidated statement of operations.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report on Form 10-K/A are derivative liabilities related to embedded features contained within our Private Placement Warrants. Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting related to the accounting for the Private Placement Warrants.

Following the issuance of the SEC Staff Statement providing additional guidance for warrants issued by SPACs, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due solely to a material weakness in internal control over financial reporting related to the accounting for the Private Placement Warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings and/or regulatory investigations and may cause reputational damage. Being a public company and being subject to such rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation. Any of these effects could harm our business, financial condition, and results of operations.

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

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors our Board deems relevant.

Holders

As of May 5, 2021, there were approximately 32 holders of record of our Common Stock, and 9 holders of record of our Warrants. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Legacy CuriosityStream prior to the Business Combination and to CuriosityStream Inc. following the closing of the Business Combination.

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Annual Report on Form 10-K/A and in Note 2 of the notes to the consolidated financial statements included herein.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K/A for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

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

	Year ended December 31,
	2020 (Restated)		2019 (Restated)		$ Change	% Change
(in thousands)
Revenues:
Subscriptions	$16,508	42%	$9,793	54%	$6,715	69%
License fee	22,523	57%	8,219	46%	14,304	174%
Other	590	1%	14	0%	576	n/m
Total Revenues	$39,621	100%	$18,026	100%	$21,595	120%
Operating expenses:
Cost of revenues	15,418	20%	6,810	11%	8,608	126%
Advertising and marketing	42,152	54%	41,492	66%	660	2%
General and administrative	20,851	26%	14,319	23%	6,532	46%
Total operating expenses	$78,421	100%	$62,621	100%	$15,800	25%
Operating loss	(38,800)		(44,595)		5,795	(13%)
Other income (expense)
Change in fair value of warrant liability	(10,120)		-		(10,120)	n/m
Interest and other income (expenses)	500		2,072		(1,572)	(76%)
Loss before income taxes	(48,420)		(42,523)		(5,897)	(14%)
Provision for income taxes	179		142		37	26%
Net loss	$(48,599)		$(42,665)		$(5,934)	(14%)

n/m – Percentage not meaningful

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

Operating Expenses

Operating expenses for the years ended December 31, 2020 and 2019 were $78.4 million and $62.6 million, respectively. This increase of $15.8 million, or 25%, primarily resulted from the following:

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

Advertising & Marketing:  Advertising and marketing expenses for the year ended December 31, 2020 increased to $42.2 million from $41.5 million for the year ended December 31, 2019. This increase of $0.7 million, or 2%, primarily resulted from increased marketing to support subscriber growth on various social media platforms during the year ended December 31, 2020.

General and Administrative:  General and administrative expenses for the year ended December 31, 2020 increased to $20.9 million from $14.3 million for the year ended December 31, 2019. This increase of $6.6 million, or 46%, was primarily attributable to $1.8 million for incremental salaries and benefits, $0.5 million for accrued bonuses and $3.0 million for increased stock-based compensation expense due to higher volume and grant-date fair value of grants made to key executives, as well some incremental increased head count. This was offset by the recognized benefit from the Paycheck Protection Plan (PPP) Loan of $1.2 million we received in May 2020. In addition, an increase of $1.6 million was primarily attributable to finance and legal professional fees related to becoming a public company and an increase of $0.4 million was due to additional insurance incurred necessary for a public company. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure to support public activities of the Company, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the years ended December 31, 2020 and 2019 was $38.8 million and $44.6 million, respectively. The decrease of $5.8 million, or 13%, in operating loss resulted from the increase in revenue of $21.6 million, or 120%, offset by the increase in operating expenses of $15.8 million, or 25%, in each case during the year ended December 31, 2020 as compared to the year ended December 31, 2019, as described above.

Change in Fair Value of Warrant Liability

The Private Placement Warrants issued at the Closing Date were classified as a liability and measured at fair value at the Closing Date with the changes in fair value reported in this line item each reporting period. For the year ended December 31, 2020, the Company recognized $10.1 million in related changes in fair value of the warrant liability.

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

Net Loss

Net loss for the years ended December 31, 2020 and 2019 was $48.6 million and $42.7 million, respectively. The increase of net loss of $5.9 million, or 14%, resulted primarily from an increase in other expense related to the change in fair value of the warrants, increase in operating expense, and decrease in interest and other income partially offset by the increase in revenue, in each case during the year ended December 31, 2020 as compared to the year ended December 31, 2019, as described above.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents, including restricted cash, of $17.4 million. For the year ended December 31, 2020, we incurred a net loss of $48.6 million and used $53.5 million of net cash in operating activities, while investing activities provided $25.5 million of net cash and financing activities provided $36.6 million of net cash.

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

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and December 31, 2019:

	Year ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	(53,513)	(44,711)
Net cash provided by (used in) investing activities	25,455	(8,986)
Net cash provided by financing activities	36,623	-
Net increase (decrease) in cash, cash equivalents and restricted cash	8,565	(53,697)

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the years ended December 31, 2020 and 2019, we recorded a net cash outflow from operating activities of $53.5 million and $44.7 million, respectively, or an increased outflow of $8.8 million, or 20%. The increase in cash outflows from operating activities was attributable to an increase of $12.3 million in our content investment (additions to content assets and change in content liabilities) from $14.9 million during the year ended December 31, 2019 to $27.2 million during the year ended December 31, 2020. The increase in cash outflows is also due to an increase in the change in our accounts receivable of $0.5 million during the year ended December 31, 2019 as compared to $5.4 million during the year ended December 31, 2020 due primarily to increased receivables from the program sales contracts. In addition, the increase in cash outflows is due to a reduction in accounts payable of $1.5 million during the year ended December 31, 2020 as compared to an increase in accounts payable of $2.4 million during the year ended December 31, 2019, which was primarily due to increased digital marketing investment. These increases were partially offset by a decrease in our net loss minus our content amortization, stock-based compensation, and change in fair value of warrant liability, from $37.6 million during the year ended December 31, 2019 to $25.1 million during the year ended December 31, 2020.

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

Cash Flow from Financing Activities

During the year ended December 31, 2020, we recorded a net cash inflow provided by financing activities of $36.6 million, which was mainly attributable to proceeds from the Business Combination of $41.5 offset by the portion of the offering costs ($5.1 million) related to equity issued as part of the Business Combination. There were no similar financing cash activities during the year ended December 31, 2019.

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Baltimore, Maryland

March 31, 2021, except for Note 2, as to which the date is May 7, 2021

CuriosityStream Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2020	2019
Assets	As Restated	As Restated

Current assets
Cash and cash equivalents	$11,203	$8,819
Restricted cash	6,181	-
Short-term investments	22,171	35,525
Accounts receivable	7,222	1,777
Other current assets	4,467	2,510
Total current assets	51,244	48,631

Investments	2,825	15,654
Property and equipment, net	1,346	1,451
Content assets, net	32,926	16,627
Other assets	254	151
Total assets	$88,595	$82,514

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)

Current liabilities
Current content liabilities	$2,116	$3,306
Accounts payable	3,577	5,245
Accrued expenses and other liabilities	3,313	2,180
Deferred revenue	12,678	7,101
Total current liabilities	21,684	17,832

Warrant liability	20,843	-
Non-current deferred rent liability	1,027	824
Other liabilities	67	-

Total liabilities	43,621	18,656

Commitments and contingencies

Redeemable convertible preferred stock, zero and 18,383 shares authorized at December 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $162,514 as of December 31, 2020 and December 31, 2019, respectively	-	155,174

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value – 1,000 shares authorized at December 31, 2020; zero shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.0001 par value – 125,000 shares authorized at December 31, 2020 and 2019; 40,289 shares issued and 39,542 outstanding as of December 31, 2020; 13,165 shares issued and outstanding at December 31, 2019	4	1
Additional paid-in capital	197,507	-
Accumulated other comprehensive income	10	189
Accumulated deficit	(152,547)	(91,506)
Total stockholders’ equity (deficit)	44,974	(91,316)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$88,595	$82,514

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2020	2019
	As Restated	As Restated

Revenues	$39,621	$18,026

Operating expenses
Cost of revenues	15,418	6,810
Advertising and marketing	42,152	41,492
General and administrative	20,851	14,319
	78,421	62,621
Operating loss	(38,800)	(44,595)

Other income (expense)
Change in fair value of warrant liability	(10,120)	-
Interest and other income	500	2,072
Loss before income taxes	(48,420)	(42,523)
Provision for income taxes	179	142
Net loss	$(48,599)	$(42,665)

Less preferred dividends and accretion of issuance costs	(13,788)	(15,897)
Net loss attributable to common stockholders	$(62,387)	$(58,562)

Net loss per share attributable to common stockholders
Basic and diluted
	$(3.30)	$(4.45)
Weighted average number of common shares outstanding
Basic and diluted	18,931	13,165

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2020	2019
	As Restated	As Restated

Net loss	$(48,599)	$(42,665)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities:	(179)	184

Total comprehensive loss	$(48,778)	$(42,481)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Statement of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit) (1)

(in thousands)

	Redeemable Convertible Series A						Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	14,557	$139,277	20,000	$200	-	-	$-	$5	$(34,435)	$(34,230)
Retroactive application of the recapitalization	3,826	-	(6,835)	(199)	-	-	-	-	199	-
Balance at December 31, 2018 (As Adjusted)	18,383	$139,277	13,165	$1	-	$-	$-	$5	$(34,236)	$(34,230)
Net loss (As Restated)	-	-	-	-	-	-	-	-	(42,665)	(42,665)
Stock-based compensation (As Restated)	-	-	-	-	-	-	1,292	-	-	1,292
Redeemable convertible preferred stock adjustment to redemption value (As Restated)	-	15,897	-	-	-	-	(1,292)	-	(14,605)	(15,897)
Other comprehensive income	-	-	-	-	-	-	-	184	-	184
Balance at December 31, 2019 (As Restated)	18,383	$155,174	13,165	$1	-	$-	$-	$189	$(91,506)	$(91,316)
Net loss (As Restated)	-	-	-	-	-	-	-	-	(48,599)	(48,599)
Stock-based compensation (As Restated)	-	-	-	-	-	-	4,300	-	-	4,300
Redeemable convertible preferred stock adjustment to redemption value (As Restated)	-	13,788	-	-	-	-	(1,346)	-	(12,442)	(13,788)
Recapitalization of redeemable convertible preferred stock into common stock	(18,383)	(168,962)	18,383	2	-	-	168,960	-	-	168,962
Net Cash Contribution from Business Combination and PIPE financing, net of warrant liability (As Restated)	-	-	8,638	1	-	-	24,864	-	-	24,865
Exercise of Options	-	-	62	-	-	-	253	-	-	253
Exercise of Warrants	-	-	41	-	-	-	476	-	-	476
Other comprehensive loss	-	-	-	-	-	-		(179)	-	(179)
Balance as of December 31, 2020 (As Restated)	-	$-	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974

(1)	Retroactively restated for the reverse recapitalization as described in Notes 4 and 8.

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2020	2019
	As Restated	As Restated
Cash flows from operating activities
Net loss	$(48,599)	$(42,665)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	9,521	-
Additions to content assets	(25,994)	(16,002)
Change in content liabilities	(1,190)	1,136
Amortization of content assets	9,695	3,815
Stock-based compensation	4,300	1,292
Amortization, depreciation and accretion	573	142
Changes in operating assets and liabilities
Accounts receivable	(5,445)	(502)
Other assets	(1,584)	(534)
Accounts payable	(1,527)	2,357
Accrued expenses and other liabilities	1,093	834
Deferred revenue	5,644	5,416
Net cash used in operating activities	(53,513)	(44,711)

Cash flows from investing activities
Purchases of property and equipment	(367)	(767)
Sales of investments	43,190	32,580
Maturities of investments	10,750	7,947
Purchase of investments	(28,118)	(48,746)
Net cash provided by (used in) investing activities	25,455	(8,986)

Cash flows from financing activities
Exercise of stock options	253	-
Proceeds from Business Combination and PIPE financing	41,506	-
Payment of offering costs	(5,136)	-
Borrowings on line of credit	9,758	-
Repayments on line of credit	(9,758)	-
Net cash provided by financing activities	36,623	-

Net increase (decrease) in cash, cash equivalents and restricted cash	8,565	(53,697)
Cash, cash equivalents and restricted cash, beginning of period	8,819	62,516
Cash, cash equivalents and restricted cash, end of period	$17,384	$8,819

Supplemental schedule of non-cash financing activities:
Preferred dividends and accretion of issuance costs	$13,788	$15,897
Supplemental disclosure:
Interest payments	$17	$-
Accrued expenses for PP&E	$-	$141
Cash paid for taxes	$253	$44

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

Note 2 – Restatement of Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the balance sheet as opposed to equity. Specifically, the SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

After considering the SEC Staff Statement, the Company re-evaluated its historical accounting for its warrants and concluded that the Company should restate its previously issued consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Specifically, the Company has revised its accounting treatment of the private placement warrants (the “Private Placement Warrants”) issued to Software Acquisition Holdings LLC, the former sponsor of Software Acquisition Group Inc. (“SAQN”), in connection with a private placement that closed concurrently with the initial public offering of SAQN, and recorded in the Company’s consolidated financial statements as a result of the business combination between SAQN and CuriosityStream Operating Inc. (formerly named CuriosityStream Inc.) (the “Merger”) and the reverse recapitalization that occurred on October 14, 2020. At that time, the Private Placement Warrants were presented within equity and did not impact any reporting periods prior to the Merger. Based on the Company’s reassessment, it determined that the Private Placement Warrants should have been classified as liabilities measured at fair value on the closing date of the Merger, with subsequent changes in fair value reported in the Company’s consolidated statements of operations each reporting period. The Company has also concluded that a portion of the transaction costs which directly related to the Merger, which were previously charged to shareholders’ equity (deficit), should be allocated to the Private Placement Warrants based on their relative fair value to the total fair value of the Private Placement Warrants and other equity securities issued by the Company in connection with the Merger, and recognized as transaction costs in the statements of operations.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 2 – Restatement of Financial Statements (cont.)

Impact of the Restatement

See below for a reconciliation from the previously reported to the restated amounts as of and for the year ended December 31, 2020. The previously reported amounts were derived from our Annual Report on Form 10-K as of and for the years ended December 31, 2020 and 2019 filed with the SEC on March 31, 2021. These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement due to the change in classification of the Private Placement Warrants from shareholders’ equity (deficit) to liability on the balance sheet, with subsequent changes in the respective fair value recognized in the statement of operations at each reporting date. Also included in the amounts labeled “Restatement Adjustment” is the effect of expensing transaction costs in the statement of operations that were previously charged to shareholders’ equity (deficit) and have been allocated to the Private Placement Warrants. Finally, the amounts labeled “Restatement Adjustment” also include the correction of certain other immaterial items that were previously recorded during the year ended December 31, 2020 that should have been reflected in the consolidated financial statements as of and for the year ended December 31, 2019. The impact of correcting these other immaterial items on the financial statements for the year ended December 31, 2019 was an increase in net loss of $0.1 million.

The correction of this misstatement related to the change in fair value of the warrant liability and the related expensing of allocated transaction costs resulted in an expense to the Company’s statement of operations of $10.1 million for the year ended December 31, 2020.

The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of December 31, 2020 and for the year then ended:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Consolidated Balance Sheet:

Warrant liability	$-	$20,843	$20,843
Total liabilities	$22,778	$20,843	$43,621
Additional paid-in capital	$208,230	$(10,723)	$197,507
Accumulated deficit	$(142,427)	$(10,120)	$(152,547)
Total stockholders’ equity (deficit)	$65,817	$(20,843)	$44,974

	Year ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Consolidated Statement of Operations:

Advertising and marketing	$42,016	$136	$42,152
General and administrative	$21,135	$(284)	$20,851
Total operating expenses	$78,569	$(148)	$78,421
Operating loss	$(38,948)	$148	$(38,800)
Change in fair value of warrant liability	$-	$(10,120)	$(10,120)
Loss before income taxes	$(38,448)	$(9,972)	$(48,420)
Net loss	$(38,627)	$(9,972)	$(48,599)
Net loss attributable to common stockholders	$(52,415)	$(9,972)	$(62,387)

Net loss per share attributable to common stockholders
Basic and diluted	$(2.77)	$(0.53)	$(3.30)

The impact of these errors on the consolidated statement of cash flows for the year ended December 31, 2020 was an increase in net cash used in operating activities of $0.6 million and an increase in net cash provided by financing activities of $0.6 million.

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 — Basis of presentation and summary of significant accounting policies

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

At December 31, 2020, restricted cash represents cash deposits required by a bank as a collateral related to the Company’s line of credit for $4,500 and corporate credit card agreements of $500. In addition, as result of the Merger, the Company was required to reserve funds of $1,181 related to the Paycheck Protection Program (PPP) loan (see Note 7) in an escrow account until the PPP loan is forgiven.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 — Basis of presentation and summary of significant accounting policies (cont.)

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification at each reporting period. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s assets measured at fair value on a recurring basis include its investments in money market funds, government debt securities, and corporate debt securities. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds and government debt securities. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate debt securities.

The Company’s liabilities measured at fair value on a recurring basis include its Private Placement Warrants. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 9 for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.

The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, are carried at cost, which approximates fair value because of the short-term maturity of these instruments.

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

Note 3 — Basis of presentation and summary of significant accounting policies (cont.)

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

Warrants

As described in Note 8, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of December 31, 2020 was as follows:

Warrant Liability
Non-current
(Restated)
Level 3
Private Placement Warrants	$20,843
Total Level 3	$20,843

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 — Basis of presentation and summary of significant accounting policies (cont.)

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

Warrant liability

The Company classifies its Private Placement Warrants as liabilities as the terms of these warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. The Private Placement Warrants are recorded at fair value on the consolidated balance sheets and changes in the fair value of the Company’s Private Placement Warrants in each period are reported in earnings.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 — Basis of presentation and summary of significant accounting policies (cont.)

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

Note 3 — Basis of presentation and summary of significant accounting policies (cont.)

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

Advertising and marketing

Advertising and marketing expenses include brand awareness, digital and television types of costs. The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing expenses totaling $42,152 and $41,492 for the years ended December 31, 2020 and 2019, respectively. These expenses are included in advertising and marketing costs in the accompanying consolidated statements of operations.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 3 — Basis of presentation and summary of significant accounting policies (cont.)

Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur. See Note 10 for further details.

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

Note 4 – Business Combination

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

Note 4 – Business Combination (cont.)

As a result of the foregoing transactions, as of the Closing Date and immediately following the completion of the Merger and the PIPE, the Company had the following outstanding securities:

●	40,194,825 shares of Common Stock (inclusive of the Escrow Shares);

●	options to acquire an aggregate of 2,214,246 shares of Common Stock; and

●	7,786,589 Public Warrants (inclusive of 353,000 PIPE Warrants) and 3,676,000 Private Placement Warrants, each exercisable for one share of Common Stock at a price of $11.50 per share.

Note 5 — Content assets

Content assets consisted of the following:

	December 31,
	2020	2019

Licensed content, net
Released, less amortization	$9,985	$7,880
Prepaid and unreleased	3,022	2,685
	13,007	10,565

Produced content, net
Released, less amortization	9,071	3,970
In production	10,848	1,889
In development and pre-production	-	203
	19,919	6,062

Total	$32,926	$16,627

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

Note 6 — Property and equipment

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

Note 7 — Line of Credit and Paycheck Protection Program Loan

On February 12, 2020, the Company obtained a one-year $4,500 line of credit facility from a bank. The line of credit calls for interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The loan carries an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was scheduled to be due upon the original loan maturity date of February 28, 2021. The line of credit facility is collateralized by cash of $4,500. At December 31, 2020, there was no balance drawn and owed under the facility. During February 2021, the loan maturity date was extended to February 28, 2022. Refer to Note 16.

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

Note 8 — Redeemable convertible preferred stock and stockholders’ equity

Common Stock

In connection with the Business Combination, the Company amended and restated its certificate of incorporation. As of December 31, 2020, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

Warrants

As of December 31, 2020, the Company had 7,786,589 Public Warrants, including 353,000 PIPE warrants and 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified and the Public Warrants and PIPE Warrants are equity-classified.

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

Once the Public Warrants and PIPE Warrants became exercisable, the Company has the right to redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

Warrant Type	Cash Exercise Price per Share	Warrants Outstanding on Closing Date	Warrants Exercised from Closing Date to 12/31/20	Warrants Outstanding 12/31/20

Public Warrants (CURIW) and PIPE Warrants	$11.50	7,827,991	(41,402)	7,786,589
Private Placement Warrants	$11.50	3,676,000	-	3,676,000
Total		11,503,991	(41,402)	11,462,589

The warrant liability related to the Private Placement Warrants is measured at fair value at each reporting period with the change in fair value reported to other income (expense) in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholder’s equity (deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model are as follows (as restated):

	As of October 14, 2020 at Initial Measurement	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$10.10	$13.95
Expected volatility	39.63%	39.63%
Expected warrant term (years)	5.00	4.78
Risk-free interest rate	0.30%	0.36%
Dividend yield	0%	0%
Fair Value per Private Warrants	$3.08	$5.67

The change in fair value of the warrant liability through December 31, 2020 is as follows (as restated):

Private Placement Warrants liability - October 14, 2020 (Closing Date)	$11,322
Change in fair value - Closing Date through December 31, 2020 (1)	9,521
Private Placement Warrants liability - December 31, 2020	$20,843

(1) In addition to this amount, $0.6 million of transaction costs incurred as part of the Merger were allocated to the warrant liability and included in the total Change in fair value of warrant liability of $10.1 million included in the consolidated statement of operations for the year ended December 31, 2020.

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8 — Redeemable convertible preferred stock and stockholders’ equity (cont.)

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

Note 9 — Earnings (loss) per share

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

	Year ended December 31,
	2020	2019
	(Restated)	(Restated)
Numerator:
Net loss	$(48,599)	$(42,665)
Less preferred dividends and accretion of issuance costs	(13,788)	(15,897)
Net loss attributable to common stockholders	$(62,387)	$(58,562)

Denominator:

Weighted-average shares - basic	18,931,456	13,164,675

Effect of dilutive securities:
Warrants	-	-
Options	-	-
Restricted Stock Units	-	-

Weighted-average shares - diluted	18,931,456	13,164,675

Basic and diluted loss per share	$(3.30)	$(4.45)

For the years ended December 31, 2020 and 2019, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive primarily due to the net loss incurred during each period. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at December 31, 2020 and 2019.

Antidilutive shares excluded:	December 31,
	2020	2019
Warrants	11,462,589	-
Options	4,710,717	2,292,820
Restricted Stock Units	413,277	-
Series A Preferred Stock	-	18,382,848
	16,586,583	20,675,668

Note 10 — Stock-based compensation

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

Note 10 — Stock-based compensation (cont.)

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

Note 10 — Stock-based compensation (cont.)

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

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019

Dividend yield	0%	0%
Expected volatility	60%	60%
Expected term (years)	5.00-6.25	6.25
Risk-free interest rate	0.38% to 1.71%	1.71% to 2.54%
Weighted-average grant date fair value	$4.15	$1.04
Stock-based compensation – Options (As Restated)	$4,171	$1,292
Stock-based compensation – RSUs	$129	$-

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

Note 11 — Segment and geographic information

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

Note 12 — Related party transactions

Operating lease

The Company sublets a portion of its office space back to a related party (see Note 14). Related party sublease rental income recognized on a straight-line basis totaled $53 for the years ended December 31, 2020 and 2019, and is included in general and administrative expenses in the accompanying consolidated statements of operations. The related party deferred rent receivable related to the straight-line rent accrual was $67 and $46 at December 31, 2020 and 2019, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Note 13 — Retirement Plan

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

Note 14 — Commitments and contingencies

Content commitments

The Company had $26,022 and $10,858 of content obligations as of December 31, 2020 and 2019, respectively, comprised of $2,116 and $3,306 included in current content liabilities in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively, and $23,906 and $7,552 of obligations that are not reflected in the accompanying consolidated balance sheets of December 31, 2020 and 2019, respectively as they did not yet meet the asset recognition criteria for content assets (see Note 3). Of the content obligations that are not reflected in the consolidated balance sheets, $22,356 and $1,550 of these amounts are expected to be paid during the years ending December 31, 2021 and 2022, respectively.

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

Note 14 — Commitments and contingencies (cont.)

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

Note 15 — Income taxes

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

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 15 — Income taxes (cont.)

The following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rate.

	For the year ended December 31,
	2020 (Restated)		2019 (Restated)
US federal statutory income tax provision	$(10,168)	21.0%	$(8,928)	21.0%
Permanent items	1,541	(3.2)%	(17)	0.0%
State and local income taxes, net of federal tax benefit	(1,994)	4.1%	(2,599)	6.1%
Change in valuation allowance	9,758	(20.2)%	11,944	(28.0)%
Return to provision adjustments	888	(1.8)%	230	(0.5)%
Foreign withholding tax	154	(0.3)%	130	(0.3)%
Change in state tax rate	-	-%	(616)	1.4%
Other	-	-%	(2)	0.0%
Total Tax Expense	$179	(0.4)%	$142	(0.3)%

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

The major components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred Tax Assets	(Restated)	(Restated)
Net operating loss carryforwards	$24,875	$15,868
Accrued expenses and reserves	494	-
Intangibles and content assets	2,712	3,573
Deferred rent	260	231
Stock based compensation	1,384	296
Other	93	140
Total deferred tax asset	29,818	20,108
Deferred Tax Liability
Unrealized gain	(3)	(51)

Valuation allowance	(29,815)	(20,057)

Net deferred tax assets (liability)	$-	$-

CURIOSITYSTREAM INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 15 — Income taxes (cont.)

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

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $97,227 and $59,430, respectively, which do not expire. As of December 31, 2020 and 2019, the Company had gross state net operating loss carryforwards of approximately $77,047 and $55,964, respectively, which begin to expire in 2024. All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

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

Note 16 — Subsequent events

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal controls over financial reporting associated with the restatement of our consolidated financial statements related to the accounting for our Private Placement Warrants, as described in Note 2 of the notes to the consolidated financial statements included herein. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance& Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K/A, we completed the Business Combination on October 14, 2020 pursuant to which we acquired Legacy CuriosityStream. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2020.

Notwithstanding the foregoing, due solely to the events that led to the restatement of our consolidated financial statements, management has identified a material weakness in internal controls related to the accounting for the Private Placement Warrants, as described in Note 2 of the notes to the consolidated financial statements included herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to the restatement of our consolidated financial statements, management has identified a material weakness in internal controls related to the accounting for the Private Placement Warrants, as described in Note 2 of the notes to the consolidated financial statements included herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, including the determination of the appropriate accounting classification of our financial instruments. We plan to further improve this process by enhancing access to accounting literature and the identification of third-party professionals with whom to consult regarding complex accounting applications. These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

Item 9B. Other Information

None.

Part III

We filed a definitive proxy statement for our 2021 Annual Meeting (“2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, on April 29, 2021. Accordingly, certain information required by Part III of this Annual Report on Form 10-K/A has been omitted pursuant to General Instruction G(3) of Form 10-K/A. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Our Board has adopted a written Code of Ethics and Business Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Ethics and Business Conduct on our website at www.curiositystream.com in the “Governance” section under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct, as well as NASDAQ’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

The remaining information required by this item is included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

We are an “emerging growth company,” as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

The information required by this item is included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item is included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in our 2021 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

2.	Financial Statement Schedules.

No financial statement schedules are required to be filed as part of this Annual Report.

3.	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K/A.

		Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020
3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020
4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019
4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019
4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019
4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company	10-K	001-39139	4.4	March 31, 2021
4.5	Description of the Company’s Securities	10-K	001-39139	4.5	March 31, 2021
10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019
10.2	Registration Rights Agreement, dated November 19, 2019, by and among the Company and the security holders party thereto	8-K	001-39139	10.3	November 25, 2019
10.3	Securities Subscription Agreement, dated June 25, 2019, by and between the Company and Software Acquisition Holdings LLC	S-1/A	333-234327	10.5	November 8, 2019
10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2019, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.5	November 25, 2019
10.5	Form of Subscription Agreement	8-K	001-39139	10.1	August 11, 2020
10.6	Employment Agreement, dated August 7, 2020, by and between CuriosityStream Operating Inc. and Clint Stinchcomb	8-K	001-39139	10.10	October 14, 2020
10.7	Registration Rights Agreement, dated November 20, 2018, by and between CuriosityStream Operating Inc. and Stifel, Nicolaus & Company Inc.	8-K	001-39139	10.11	October 14, 2020
10.8	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020
10.9	Warrant Forfeiture Letter, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.13	October 14, 2020
10.10	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020

10.11	Form of Rollover Non-Qualified Stock Option Agreement	8-K	001-39139	10.15	October 14, 2020
10.12	Form of Indemnification Agreement	8-K	001-39139	10.16	October 14, 2020
10.13	Restricted Stock Agreement, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.17	October 14, 2020
10.14	Loan Agreement, dated February 12, 2020, by and between Bank of America, N.A. and CuriosityStream Inc.	8-K	001-39139	10.18	October 14, 2020
10.15	Promissory Note, dated May 1, 2020, executed by CuriosityStream Operating Inc. in favor of Bank of America, N.A.	8-K	001-39139	10.19	October 14, 2020
10.16	Form of Restricted Stock Unit Award Agreement	8-K	001-39139	10.1	March 19, 2021
10.17	Form of Non-Qualified Stock Option Agreement	8-K	001-39139	10.2	March 19, 2021
10.18	Form of Incentive Stock Option Agreement	8-K	001-39139	10.3	March 19, 2021
14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission dated October 14, 2020	8-K	001-39139	16.1	October 14, 2020
21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020
23.1	Consent of Ernst & Young LLP					X
24.1	Powers of Attorney	10-K	001-39139	24.1	March 31, 2021
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRLTaxonomy Extension Schema Document					X
101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRLTaxonomy Extension Label Linkbase Document					X
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRLTaxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Dated: May 7, 2021	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2021		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: May 7, 2021		/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 7, 2021		*
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: May 7, 2021		*
	Name:	Elizabeth Hendricks
	Title:	Director

Date: May 7, 2021		*
	Name:	Patrick Keeley
	Title:	Director

Date: May 7, 2021		*
	Name:	Matthew Blank
	Title:	Director

Date: May 7, 2021		*
	Name:	Jonathan Huberman
	Title:	Director

Date: May 7, 2021		*
	Name:	Mike Nikzad
	Title:	Director

Date: May 7, 2021		*
	Name:	Andrew Hendricks
	Title:	Director

*By:	/s/ Clint Stinchcomb
Name:	Clint Stinchcomb
As Attorney-in-Fact