Form 10-Q
period 2021-03-31
CuriosityStream Inc.
filed 2021-05-12
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2021, there were 52,566,239 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CuriosityStream Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$11,839	$11,203
Restricted cash	6,181	6,181
Short-term investments	84,679	22,171
Accounts receivable	6,951	7,222
Other current assets	5,199	4,467
Total current assets	114,849	51,244

Investments	75,351	2,825
Property and equipment, net	1,259	1,346
Content assets, net	39,220	32,926
Other assets	267	254
Total assets	$230,946	$88,595

Liabilities and stockholders’ equity (deficit)

Current liabilities
Current content liabilities	$3,504	$2,116
Accounts payable	6,056	3,577
Accrued expenses and other liabilities	2,335	3,313
Deferred revenue	16,848	12,678
Total current liabilities	28,743	21,684

Warrant liability	24,629	20,843
Non-current deferred rent liability	1,231	1,027
Other liabilities	117	67

Total liabilities	54,720	43,621

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value – 1,000 shares authorized at March 31, 2021 and December 31, 2020; zero shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value – 125,000 shares authorized at March 31, 2021 and December 31, 2020; 52,549 shares issued and outstanding at March 31, 2021; 40,289 shares issued and 39,542 shares outstanding as of December 31, 2020	5	4
Additional paid-in capital	347,967	197,507
Accumulated other comprehensive income (loss)	(444)	10
Accumulated deficit	(171,302)	(152,547)
Total stockholders’ equity (deficit)	176,226	44,974
Total liabilities and stockholders’ equity (deficit)	$230,946	$88,595

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	For the three months ended March 31,
	2021	2020

Revenues	$9,936	$7,467

Operating expenses
Cost of revenues	4,158	2,666
Advertising and marketing	12,248	12,705
General and administrative	8,733	4,184
	25,139	19,555
Operating loss	(15,203)	(12,088)

Other income (expense)
Change in fair value of warrant liability	(3,786)	-
Interest and other income	260	332
Loss before income taxes	(18,729)	(11,756)
Provision for income taxes	26	37
Net loss	$(18,755)	$(11,793)

Less preferred dividends and accretion of issuance costs	-	(4,237)
Net loss attributable to common stockholders	$(18,755)	$(16,030)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.39)	$(1.22)

Weighted average number of common shares outstanding
Basic and diluted	48,071	13,165

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the three months ended March 31,
	2021	2020

Net loss	$(18,755)	$(11,793)
Other comprehensive loss
Unrealized loss on available for sale securities	(454)	(412)

Total comprehensive loss	$(19,209)	$(12,205)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholder's Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable							Accumulated		Total
	Convertible Series A						Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	18,383	$155,174	13,165	$1	-	$-	$-	$189	$(91,506)	$(91,316)
Net loss	-	-	-	-	-	-	-	-	(11,793)	(11,793)
Stock-based compensation	-	-	-	-	-	-	326	-	-	326
Redeemable convertible preferred stock adjustment to redemption value	-	4,237	-	-	-	-	(326)	-	(3,911)	(4,237)
Other comprehensive loss	-	-	-	-	-	-	-	(412)	-	(412)
Balance at March 31, 2020	18,383	$159,411	13,165	$1	-	$-	$-	$(223)	$(107,210)	$(107,432)

						Accumulated		Total
					Additional	Other		Stockholders’
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2020	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974
Net loss	-	-	-	-	-	-	(18,755)	(18,755)
Stock-based compensation	-	-	-	-	2,323	-	-	2,323
Issuance of Common Stock	7,475	1	-	-	94,100	-	-	94,101
Common Stock issuance costs	-	-	-	-	(707)	-	-	(707)
Exercise of Options	72	-	-	-	322	-	-	322
Exercise of Warrants	4,733	-	-	-	54,422	-	-	54,422
Cancellation of escrow shares	(20)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(454)	-	(454)
Balance as of March 31, 2021	52,549	$5	-	$-	$347,967	$(444)	$(171,302)	$176,226

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(18,755)	$(11,793)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	3,786	-
Additions to content assets	(9,040)	(7,741)
Change in content liabilities	1,388	(1,076)
Amortization of content assets	2,746	1,538
Amortization, depreciation and accretion	261	118
Stock-based compensation	2,323	326
Changes in operating assets and liabilities
Accounts receivable	300	(743)
Other assets	(1,221)	(162)
Accounts payable	2,177	(3,125)
Accrued expenses and other liabilities	(775)	(1,087)
Deferred revenue	4,220	1,437
Net cash used in operating activities	(12,590)	(22,308)

Cash flows from investing activities
Purchases of property and equipment	-	(194)
Sales of investments	3,011	20,719
Maturities of investments	2,980	7,000
Purchase of investments	(141,644)	(2,000)
Net cash (used in) provided by investing activities	(135,653)	25,525

Cash flows from financing activities
Exercise of stock options	293	-
Exercise of warrants	54,898	-
Proceeds from issuance of Common Stock	94,101	-
Payment of offering costs	(413)	-
Borrowings on line of credit	-	1,000
Net cash provided by financing activities	148,879	1,000

Net increase in cash, cash equivalents and restricted cash	636	4,217
Cash, cash equivalents and restricted cash, beginning of period	17,384	8,819
Cash, cash equivalents and restricted cash, end of period	$18,020	$13,036

Supplemental schedule of non-cash financing activities:
Preferred dividends and accretion of issuance costs	$-	$4,237
Supplemental disclosure:
Interest payments	$-	$1
Cash paid for taxes	$2	$114

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Notes to the Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

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

Note 2 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of the content assets, and the fair value of common stock, share-based awards, and liability classified warrants.

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

At March 31, 2021, restricted cash represents cash deposits required by a bank as a collateral related to the Company’s line of credit for $4,500 and corporate credit card agreements of $500. In addition, the Company has reserved funds of $1,181 related to the Paycheck Protection Program (PPP) loan (see Note 5) in an escrow account until the PPP loan is forgiven.

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

The Company’s assets measured at fair value on a recurring basis include its investments in corporate debt securities and government debt securities. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in government debt securities. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate debt securities.

The Company’s liabilities measured at fair value on a recurring basis include its Private Placement Warrants. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 6 for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.

The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and borrowings on the line of credit are carried at cost, which approximates fair value because of the short-term maturity of these instruments.

Investments

The Company holds investments in money market funds, government debt securities, and corporate debt securities which the Company classifies as available-for-sale. The investments are therefore carried at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2), as noted below:

	As of March 31, 2021				As of December 31, 2020
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total
Level 1 Securities
Money market funds	$5,902	$-	$-	$5,902	$2,165	$-	$-	$2,165
Government debt securities	-	32,344	11,000	43,344	5,999	12,892	-	18,891
Total Level 1 Securities	5,902	32,344	11,000	49,246	8,164	12,892	-	21,056

Level 2 Securities
Corporate debt securities	-	50,079	63,751	113,830	-	8,054	2,825	10,879
Municipal debt securities	-	2,256	600	2,856	-	1,225	-	1,225
Total Level 2 Securities	-	52,335	64,351	116,686	-	9,279	2,825	12,104

Total	$5,902	$84,679	$75,351	$165,932	$8,164	$22,171	$2,825	$33,160

Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. Realized gains reported in interest and other income in the accompanying consolidated statements of operations were not significant in the three months ended March 31, 2021 and 2020. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the three months ended March 31, 2021 and 2020. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as Short-term investments in the accompanying consolidated balance sheets.

The following tables summarize the Company’s corporate and government debt securities:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$114,272	$3	$(445)	$113,830
U.S. Government	43,345	3	(4)	43,344
Municipalities	2,857	-	(1)	2,856

Total	$160,474	$6	$(450)	$160,030

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$10,867	$14	$(2)	$10,879
U.S. Government	18,892	1	(2)	18,891
Municipalities	1,226	-	(1)	1,225

Total	$30,985	$15	$(5)	$30,995

The fair value of the Company’s investments in corporate and government debt securities at March 31, 2021 by contractual maturity is as follows:

	March 31, 2021
	Amortized Cost	Estimated Fair Value

Due in one year or less	$84,843	$84,679
Due after one year through five years	75,631	75,351
Due after five years	-	-

Total	$160,474	$160,030

Warrants

As described in Note 6, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of March 31, 2021 was as follows:

Warrant Liability
Non-current
Level 3
Private Placement Warrants	$24,629
Total Level 3	$24,629

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

Based on factors including historical and estimated viewing patterns, the Company generally amortizes the content assets (licensed and produced) in “Cost of revenues” on the consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. The Company reviews factors impacting the amortization of content assets on an ongoing basis and will record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

The Company’s business model is generally subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

Revenue recognition

The following table sets forth the Company’s revenues disaggregated by type for the three months ended March 31, 2021 and 2020, as well as the relative percent of each revenue type to total revenue.

	Three Months Ended March 31,
	2021		2020

Subscriptions – O&O Service	$3,966	40%	$2,634	35%
Subscriptions – App Services	911	9%	817	11%
Subscriptions – Total	4,877	49%	3,451	46%

License Fees – Affiliates	4,503	45%	4,001	54%
License Fees – Program Sales	486	5%	15	0%
License Fees – Total	4,989	50%	4,016	54%

Other – Total	70	1%	-	0%

Total Revenues	$9,936		$7,467

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

Payment terms for access to the Company’s SVoD services require payment in advance on or prior to the date access to the service is provided. Payments for contracts providing access to the Company’s content assets are paid either in advance, over the license term, or on a sales and usage basis. Payments for licenses of specific program titles are paid either upfront or over the license term on a fixed fee basis, or on a sales and usage basis. To date, there has been no financing component associated with the Company’s revenue arrangements and such arrangements do not contain rights of return provisions.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2021 are as follows:

	Rest of year ending December 31,	For the twelve months ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Remaining Performance Obligations	$17,271	$8,158	$1,279	$83	$10	$78	$26,879

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e. deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $16,965 and $12,745 at March 31, 2021 and December 31, 2020, respectively. The increase in deferred revenues is primarily due to the growth in annual subscriptions from O&O and App Services, which requires upfront annual payments, as well as an increase in the volume of program sales activity.

Revenues of $5,653 were recognized during the three months ended March 31, 2021 related to the balance of deferred revenue at December 31, 2020.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance also requires qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for the Company’s fiscal year beginning January 1, 2022 with early adoption permitted, and is required to be implemented using a modified retrospective approach. The Company is currently assessing the impact of the new standard on its consolidated financial statements, but anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding lease liability for all lease obligations that are currently classified as operating leases, such as real estate leases for corporate headquarters, as well as additional disclosure on all its lease obligations. The income statement recognition of lease expense is not expected to significantly change from the current methodology.

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

Note 3 – Business Combination

On October 14, 2020, the Company consummated the Merger, pursuant to the terms of the Merger Agreement dated August 10, 2020, with Legacy CuriosityStream surviving the merger as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), all (100%) of the issued and outstanding shares of capital stock of Legacy CuriosityStream were converted into an aggregate of 31,556,837 shares (the “Merger Shares”) of Common Stock. Pursuant to the Merger Agreement, 1,501,758 Merger Shares issued by the Company at closing will be held in escrow for a period of twelve months after the Closing Date to satisfy indemnification obligations and an additional 19,924 Merger Shares will be held in escrow pending final working capital calculations (collectively, the “Escrow Shares”).

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

The Company received $16.5 million in cash from the SAQN trust account and $25.0 million from the PIPE investors related to the issuance of 2,500,000 shares of Common Stock. The Company paid a total of $5.7 million of transaction costs related to the Business Combination.

Note 4 — Content assets

Content assets consisted of the following:

	As of
	March 31, 2021	December 31, 2020

Licensed content, net
Released, less amortization	9,546	9,985
Prepaid and unreleased	3,089	3,022
	12,635	13,007
Produced content, net
Released, less amortization	8,900	9,071
In production	17,685	10,848
In development and pre-production	-	-
	26,585	19,919
Total	$39,220	$32,926

As of March 31, 2021, $4,651, $2,790, and $1,100 of the $9,546 unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of March 31, 2021, $2,249, $2,249, and $2,243 of the $8,900 unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the three months ended March 31, 2021 and 2020, respectively as follows:

	Three Months Ended March 31,
	2021	2020

Licensed content	$1,683	$1,302
Produced content	1,063	236
	$2,746	$1,538

Note 5 — Line of credit and Paycheck Protection Program Loan

On February 12, 2020, the Company obtained a one-year $4,500 line of credit facility from a bank. The line of credit calls for interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The loan carries an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was scheduled to be due upon the original loan maturity date of February 28, 2021. The line of credit facility is collateralized by cash of $4,500. At March 31, 2021 and December 31, 2020, there were no balances drawn and owed under the facility. During February 2021, the loan maturity date was extended to February 28, 2022.

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

The Company has elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. No amounts were recognized during the three months ended March 31, 2021 or 2020. Should the Company’s loan forgiveness application be rejected, the Company may be required to repay all, or a portion of the funds received under the PPP under an amortization schedule through May 2025 with an annual interest rate of 1%. The Company believes it has met all the requirements under the PPP, has submitted an application for loan forgiveness, and anticipates that it will not be required to repay any portion of the grant.

Note 6 — Redeemable convertible preferred stock and stockholders’ equity

Common Stock

In connection with the Business Combination, the Company amended and restated its certificate of incorporation. As of March 31, 2021 and December 31, 2020, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

On February 8, 2021, the Company consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which was exercised by the underwriters in full on February 5, 2021. The net proceeds from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred offering expenses in connection with the Offering of $0.7 million, of which $0.4 million was paid during the three months ended March 31, 2021.

Warrants

As of March 31, 2021, the Company had 3,054,203 Public Warrants (including 353,000 warrants issued in connection with the PIPE) and 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants and PIPE Warrants are equity-classified.

Following the consummation of the Business Combination, holders of the Public Warrants, Private Placement Warrants, and PIPE Warrants are entitled to acquire common stock of the Company. Each whole warrant entitles the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, beginning 30 days after the Closing Date. All Warrants will expire five years after the completion of the Business Combination.

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

Warrant Type	Cash Exercise Price per Share	Warrants Outstanding 12/31/20	Warrants Exercised during the three months ended 03/31/21	Warrants Outstanding 03/31/21

Public Warrants (CURIW) and PIPE Warrants	$11.50	7,786,589	(4,732,386)	3,054,203
Private Placement	$11.50	3,676,000	-	3,676,000
Total		11,462,589	(4,732,386)	6,730,203

The Company received total proceeds of $54,898 related to the exercise of Public Warrants of which $54,422 relate to warrants exercised during the three months ended March 31, 2021 and $476 relate to warrants exercised in December 2020.

The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholder’s equity (deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model are as follows:

	As of March 31, 2021	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$13.55	$13.95
Expected volatility	54.25%	39.63%
Expected warrant term (years)	4.54	4.78
Risk-free interest rate	0.92%	0.36%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$6.70	$5.67

The change in fair value of the warrant liability through March 31, 2021 is as follows:

Private Placement Warrants liability - December 31, 2020	$20,843
Change in fair value - Three months ended March 31, 2021	3,786
Private Placement Warrants liability - March 31, 2021	$24,629

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

Holders of Series A Preferred Stock were entitled to dividends equal to 10% of the Accrued Value (defined as the original liquidation preference of $10.00 per share of Series A Preferred Stock plus an additional amount equal to the dollar amount of any accrued but unpaid dividends) per annum. Such dividends were cumulative and accrued daily in arrears. Cash dividends were payable when, as and if declared by the Board of Directors. If the Board of Directors did not declare a cash dividend in respect of all or a portion of the dividend when due, the Accrued Value of the Series A Preferred Stock was increased by a corresponding amount.

The Company classifies preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. Given the redemption rights contained within the Series A Preferred Stock, the Company accounted for the outstanding preferred stock as temporary equity through the Closing Date. Series A Preferred Stock was initially recorded at its fair value, net of transaction costs, at the original issuance date. At each reporting period prior to the Closing Date, the amount was adjusted by accreting changes in the redemption value over the period from the date of issuance to the earliest redemption date.

Note 7 — Earnings (loss) per share

Basic and diluted earnings (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the respective periods. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and other potentially dilutive securities and the if-converted method for redeemable convertible preferred stock prior to the Business Combination. In computing diluted earnings (loss) per share, the average fair value of the Company’s common stock for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(18,755)	$(11,793)
Less preferred dividends and accretion of issuance costs	-	(4,237)
Net loss attributable to common stockholders	$(18,755)	$(16,030)

Denominator:

Weighted-average shares – basic	48,070,983	13,164,675

Effect of dilutive securities:
Warrants	-	-
Options	-	-
Restricted Stock Units	-	-

Weighted-average shares – diluted	48,070,983	13,164,675

Basic and diluted loss per share	$(0.39)	$(1.22)

For the three months ended March 31, 2021 and 2020, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive due to the net loss incurred during each period and for the Private Placement Warrants, due to the change in fair value of warrant liability resulting in an increase to net loss for the three months ended March 31, 2021. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at March 31, 2021 and 2020.

Antidilutive shares excluded:	March 31,
	2021	2020
Options	4,836,382	2,295,849
Restricted Stock Units	683,655	-
Warrants	6,730,203	-
Series A Preferred Stock	-	18,382,848
	12,250,240	20,678,697

Note 8 — Stock-based compensation

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

The following table summarizes stock option and restricted stock unit (RSU) activity for the three months ended March 31, 2021:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2020	2,538,648	4,710,717	$7.06	413,277	$9.21
Granted(1)	(477,776)	207,398	15.96	270,378	15.98
Options exercised and RSUs vested	-	(72,107)	4.05	-	-
Forfeited or expired	9,626	(9,626)	4.13	-	-

Outstanding at March 31, 2021	2,070,498	4,836,382	$7.38	683,655	$11.89

(1)	Included in options granted during the three months ended March 31, 2021 is a total of 152,358 fully vested options with an exercise price of $16.42 and a five-year contractual term, which resulted in compensation expense totaling $0.9 million being recorded upon grant.

The intrinsic value of options exercised during the three months ended March 31, 2021 was $951. There were no options exercised during the three months ended March 31, 2020.

Options and RSUs historically have a four-year vesting period with 25% of the shares vesting on each anniversary date. Grants during the three months ended March 31, 2021 generally have a four-year vesting period with options vesting quarterly or monthly and RSUs vesting monthly. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.

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

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020

Dividend yield	0%	0%
Expected volatility	60%	60%
Expected term (years)	2.50-6.25	6.25
Risk-free interest rate	0.14%-1.11%	1.48%-1.72%
Weighted-average grant date fair value	$6.61	$2.13
Stock-based compensation - Options	$1,819	$326
Stock-based compensation - RSUs	$504	$-

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.

Note 9 — Segment and geographic information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with no foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three Months Ended March 31,
	2021		2020

United States	$7,156	72%	$5,828	78%
International	2,780	28%	1,639	22%
	9,936	100%	7,467	100%

Note 10 — Commitments and contingencies

Content commitments

 At March 31, 2021, the Company had $21,677 of content obligations comprised of $3,504 included in current content liabilities in the accompanying balance sheets, and $18,173 of obligations that are not reflected in the accompanying balance sheets as they did not yet meet the asset recognition criteria for content assets (see Note 4). Content obligations of $19,867 and $1,810 are expected to be paid during the rest of the nine months ending December 31, 2021, and the year ending December 31, 2022, respectively.

At December 31, 2020, the Company had $26,022 of content obligations comprised of $2,116 included in current content liabilities in the accompanying consolidated balance sheets, and $23,906 of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets.

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

Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $15,041 as of March 31, 2021, of which $9,041, and $6,000 is expected to be paid during the rest of 2021 and the year ending December 31, 2022, respectively.

Operating leases

The Company leases corporate office space in Silver Spring, Maryland. The lease expires February 28, 2033. The terms of the lease include a rent abatement period of ten months and a tenant improvement allowance of $93 and $295 for 2020 and 2021, respectively.

Total rent paid under the terms of the lease was nil and $136 for the three months ended March 31, 2021 and 2020, respectively. Rent expense has been calculated on a straight-line basis over the term of the lease. Accordingly, rent expense included in general and administrative expenses in the accompanying consolidated statements of operations totaled $131 and $133 for the three months ended March 31, 2021 and 2020, respectively. The rent and sublease rental income future minimum lease payments for the above operating lease is as follows:

	CuriosityStream rent	Sublease rental income	Net rent

Remainder of nine months ending December 31, 2021	$304	$(30)	$274

Years Ending December 31,
2022	530	(53)	477
2023	543	(54)	489
2024	557	(56)	501
2025	571	(57)	514
Thereafter	4,531	(453)	4,078

	$7,036	$(703)	$6,333

Note 11 — Income taxes

The Company recorded a provision for income taxes totaling $26 and $37 for the three months ended March 31, 2021 and 2020, respectively, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Note 12 — Subsequent events

On May 10, 2021, the Company consummated the acquisition of 100% ownership of One Day University pursuant to that certain Asset Purchase Agreement, dated May 10, 2021, by and among One Day University, Steven Schragis and the Company for the aggregate consideration of $4.5 million. One Day University provides access to talks and lectures from professors at colleges and universities in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

CuriosityStream is a media and entertainment company that offers premium video programming across the entire category of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVoD platforms, as well as via bundled content licenses for SVoD and linear offerings, partner bulk sales, brand partnerships and content sales. We are well-positioned for growth as a digital-native video platform monetizing content across this broad revenue stack. We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six lines of business: Direct to Consumer, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Sponsorships. For the three months ended March 31, 2021, Direct to Consumer and Corporate & Association Partnerships together represented approximately 49% of our revenue, followed by Bundled Distribution (approximately 35% of our revenue) and Partner Direct Business (approximately 10% of our revenue), Program Sales (approximately 5% of our revenue) and Sponsorships (approximately 1% of our revenue). Our product and service lines and channels through which we generate revenue are described in further detail below.

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

Our Corporate & Association Partnerships business to date has been comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” To date, over 30 companies have purchased annual subscriptions at bulk discounts for their employees. In the future, we hope to enter into multi-year integrated partnerships where we create and distribute content in support of these partners’ Corporate Social Responsibility (CSR) and membership initiatives.

In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns would offer companies the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads. We believe the impressions accumulated in these multi-faceted campaigns would roll up to verifiable metrics for the clients. We executed on two such sponsorships in the last quarter of 2020: one in the financial services sector as well as a brand in the health and fitness sector.

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

Recent Developments

Equity Financing

On February 8, 2021, we consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which over-allotment option was exercised by the underwriters in full on February 5, 2021. The net proceeds to us from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred offering expenses payable by us in connection with the Offering of $0.7 million of which $0.4 million was paid during the three months ended March 31, 2021. The Offering was made pursuant to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021 and declared effective on February 3, 2021. During the three months ended March 31, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants. The receipt of the net proceeds from the Offering as well as proceeds received from the exercise of Public Warrants during the three months ended March 31, 2021 has resulted in a significant cash balance that has mitigated the Company’s potential capital risk for the foreseeable future.

Asset Purchase Agreement

On May 10, 2021, the Company consummated the acquisition of 100% ownership of One Day University pursuant to that certain Asset Purchase Agreement, dated May 10, 2021, by and among One Day University, Steven Schragis and the Company for the aggregate consideration of $4.5 million. One Day University provides access to talks and lectures from professors at colleges and universities in the United States. The acquisition complements and enhances the Company’s offering of premium factual content and provides additional long-term revenue and promotional opportunities by connecting directly with new audiences in new formats.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” section set forth in Amendment No. 1 to our 2020 Annual Report on Form 10-K/A for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Key Factors Affecting Results of Operations

Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including our ability to efficiently grow our subscriber base and expand our service offerings to maximize subscriber lifetime value. In particular, we believe that the following factors significantly affected our results of operations over the periods presented below and are expected to continue to have such significant effects:

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from Direct Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”) and (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”). As of March 31, 2021, we had approximately 16 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers and Bundled MVPD Subscribers.

Since our founding in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We charge $2.99 per month or $19.99 dollars per year for our Direct Service in high-definition resolution, or $9.99 per month or $69.99 per year for service in 4K. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a revenue share or license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. As of March 31, 2021, licensed content represented 1,991 titles and original titles represented 955 titles. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

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

Results of Operations

The financial data in the following tables set forth selected financial information derived from our unaudited consolidated financial statements for the three months ended March 31, 2021 and 2020 and shows our results of operations as a percentage of revenue or as a percentage of costs. We conduct business through one operating segment, CuriosityStream Inc.

Comparison of the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021		2020		$ Change	% Change
	(unaudited)
(in thousands)
Revenues:
Subscriptions	$4,877	49%	$3,451	46%	$1,426	41%
License fee	4,989	50%	4,016	54%	973	24%
Other	70	1%	-	0%	70	n/m
Total Revenues	$9,936	100%	$7,467	100%	$2,469	33%
Operating expenses:
Cost of revenues	4,158	17%	2,666	14%	1,492	56%
Advertising and marketing	12,248	48%	12,705	65%	(457)	(4)%
General and administrative	8,733	35%	4,184	21%	4,549	109%
Total operating expenses	$25,139	100%	$19,555	100%	$5,584	29%
Operating loss	(15,203)		(12,088)		(3,115)	26%
Other income (expense)
Change in fair value of warrant liability	(3,786)		-		(3,786)	n/m
Interest and other income (expenses)	260		332		(72)	(22)%
Loss before income taxes	$(18,729)		(11,756)		$(6,973)	59%
Provision for income taxes	26		37		(11)	(30)%
Net loss	$(18,755)		$(11,793)		$(6,962)	59%

n/m - percentage not meaningful

Revenue

Revenue for the three months ended March 31, 2021 and 2020 was $9.9 million and $7.5 million, respectively. The increase of $2.5 million, or 33% is due to a $1.4 million increase in subscription revenue, a $1.0 million increase in license fee revenue, and $0.1 million increase in other revenue. The increase in subscription revenue of $1.4 million resulted from an increase in subscriber fees received by us from Direct subscribers for annual plans offset by a $0.3 million decrease in Corporate & Association Partnership sales. The increase of $1.0 million in license fees resulted primarily from a $0.5 million increase in revenue from Program Sales for delivery of titles made during the period. The remaining increase of $0.5 million on license revenue is due to an increase of $0.3 million in revenue from Partner Direct Business and an increase of $0.2 million in revenue from Bundled MVPD partners, in each case as a result of an increase in the number of users and/or subscribers for our service. The increase in other revenue of $0.1 million is due to new sponsorship revenue deals with customers.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 were $25.1 million and $19.5 million, respectively. This increase of $5.6 million, or 29%, primarily resulted from the changes in the components of our operating expenses described below:

Cost of Revenues: Cost of revenues for the three months ended March 31, 2021 increased to $4.2 million from $2.7 million for the three months ended March 31, 2020. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $1.5 million, or 56%, is due primarily to the increase in content amortization of $1.2 million, of which $0.7 million is due to the timing and number of titles published during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 and $0.5 million is due to accelerated content amortization related to our program sales contracts during the three months ended March 31, 2021 with no comparable amounts in the prior year period. The balance of the increase in cost of revenue is due to slight increases in hosting and streaming delivery costs, processing and distribution fees, and subtitling and broadcast costs (all increased by $0.1 million). The increase of cost of revenues is in line with the increase in revenue during the three months ended March 31, 2021.

Advertising & Marketing: Advertising and marketing expenses for the three months ended March 31, 2021 decreased to $12.2 million from $12.7 million for the three months ended March 31, 2020. This decrease of $0.5 million, or 4%, was principally due to a decrease in TV advertising commitments of $1.3 million partially offset by an increase of $0.4 million in sponsorship marketing and an increase of $0.4 million in radio advertising when compared to the prior period.

General and Administrative: General and administrative expenses for the three months ended March 31, 2021 increased to $8.7 million from $4.2 million for the three months ended March 31, 2020. This increase of $4.5 million, or approximately 109%, was primarily due to an increase of $2.0 million in stock-based compensation in the period when compared to the three months ended March 31, 2020. Of this increase related to stock-based compensation, $1.1 million is due to the recurring recognition of compensation expense over the service period and $0.9 million is due to the immediate recognition of stock-based compensation expense of a fully vested award granted in January 2021 to an executive. Also, an increase of $1.0 million in salaries and benefits costs is attributable to the increased headcount of mid to senior management hires for the current period when compared to the prior period. The remaining increase of $1.5 million in general and administrative cost is primarily due to an increase of $1.0 million related for professional fees and $0.4 million related to insurance costs related to becoming a public company. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the three months ended March 31, 2021 and 2020 was $15.2 million and $12.1 million, respectively. The increase of $3.1 million, or approximately 26%, in operating loss resulted from the increase in revenue of $2.5 million, or 33%, offset by the increase in operating expenses of $5.6 million, or 29%, in each case during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as described above.

Change in Fair Value of Warrant Liability

For the three months ended March 31, 2021, the Company recognized $3.8 million related to the change in fair value of the warrant liability, which was due to an increase in the fair value of the Private Placement Warrants from December 31, 2020 to March 31, 2021.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2021 and 2020 decreased from $0.2 million to $0.3 million.

Provision for Income Taxes

Due to our loss from operations in each of the three months ended March 31, 2021 and 2020, we had a provision for income taxes of $26 thousand and $37 thousand, respectively. This decrease was primarily due to a decrease in foreign withholding tax expense as a result of the decrease in contracts executed with third parties in foreign jurisdictions in the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2021 and 2020 was $18.8 million and $11.8 million, respectively. The increase of $7.0 million, or approximately 59%, resulted primarily from the increase in operating expenses, and change in fair value of the warrant liability, offset by a smaller increase in revenue, in each case during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as described above.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents, including restricted cash, of $18.0 million. For the three months ended March 31, 2021, we incurred a net loss of $18.8 million and used $12.6 million of net cash in operating activities, while investing activities used $135.7 million of net cash and financing activities provided $148.9 million of net cash.

Through the date of the Merger, we have financed our operations primarily from the net proceeds of our sale of Series A Preferred Stock in November and December 2018. An additional source of liquidity includes borrowings under our Line of Credit Facility with a bank (the “Line of Credit”). This Line of Credit provides for borrowings of up to $4.5 million with interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The Line of Credit carries an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance is due when the Line of Credit matures on February 28, 2022, following the execution of a one-year extension during February 2021. The Line of Credit is collateralized by cash of $4.5 million that is held in restricted cash in current assets on the consolidated balance sheet.

On February 8, 2021, we consummated the Offering. The net proceeds from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred offering expenses in connection with the Offering of $0.7 million of which $0.4 million was paid during the three months ended March 31, 2021. During the three months ended March 31, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants.

We believe that our cash flows from financing, combined with our current cash and investment levels and available borrowing capacity, will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months, as evidenced by our cash flows from financing activities and subsequent cash and investment balances as of March 31, 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further financing under the current market conditions.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the periods indicated:

	For the three months ended March 31,
	2021	2020
	(in thousands)

Net cash used in operating activities	$(12,590)	$(22,308)
Net cash (used in) provided by investing activities	(135,653)	25,525
Net cash provided by financing activities	148,879	1,000
Net increase in cash, cash equivalents and restricted cash	$636	$4,217

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the three months ended March 31, 2021 and 2020, we recorded a net cash outflow from operating activities of $12.6 million and $22.3 million, respectively, or a decreased outflow of $9.7 million, or 44%. The decrease in cash outflows from operating activities was attributable to a decrease of $1.1 million in our content investment (additions to content assets and change in content liabilities) from $8.8 million during the three months ended March 31, 2020 to $7.7 million during the three months ended March 31, 2021. In addition, the decrease in cash outflows is due to an increase in accounts payable of $2.2 million during the three months ended March 31, 2021 as compared to a decrease in accounts payable of $3.1 million during the three months ended March 31, 2020, which was primarily due to increased digital marketing investment and timing of payments. These decreases were partially offset by an increase in stock-based compensation of $2.0 million, a larger increase in deferred revenue of $2.8 million and an increase in the change in fair value of warrant liability of $3.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Cash Flow from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments and purchases of property and equipment.

During the three months ended March 31, 2021 and 2020, we recorded a net cash outflow from investing activities of $135.7 million and a net cash inflow from investing activities of $25.5 million, respectively, or an increased outflow of $161.2 million. The increase in cash outflow from investing activities was primarily due to the purchases of investments of $141.6 million during the three months ended March 31, 2021 from the proceeds related to the issuance of stock and exercise of warrants. We had sales and maturities of investments of $20.7 million and $7.0, respectively, during the three months ended March 31, 2020 compared to sales and maturities of $3.0 million each for the three months ended March 31, 2021.

Cash Flow from Financing Activities

During the three months ended March 31, 2021, we recorded net cash inflow provided by financing activities of $148.9 million, which was attributable to the receipt of proceeds from the issuance of common stock of $94.1 million (net of $6.8 million of underwriting discounts and commissions) and the exercise of warrants of $54.9 million partially offset by the payments of transaction costs related to the common stock offering of $0.4 million of the $0.7 million incurred during the three months ended March 31, 2021. During the three months ended March 31, 2020, financing cash activities were limited to $1 million of borrowings on the line of credit.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain amounts included in or affecting the consolidated financial statements and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

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

The Company recognizes its content library (licensed and produced) as “Content assets, net” on the consolidated balance sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2021 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal controls over financial reporting associated with the restatement of our consolidated financial statements related to the accounting for our Private Placement Warrants, as described in Note 2 of the notes to the consolidated financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our interim consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for the Private Placement Warrants, as described in Note 2 of the notes to the consolidated financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards, including the determination of the appropriate accounting classification of our financial instruments. We plan to further improve this process by enhancing access to accounting literature and the identification of third-party professionals with whom to consult regarding complex accounting applications. These remediation measures may be time consuming and costly. In addition, there is no assurance that we will be successful in remediating the material weakness. The Company plans to complete the remediation of the material weakness during the second quarter of the year ending December 31, 2021.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020
3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020
10.16	Form of Restricted Stock Unit Award Agreement	8-K	001-39139	10.1	March 19, 2021
10.17	Form of Non-Qualified Stock Option Agreement	8-K	001-39139	10.2	March 19, 2021
10.18	Form of Incentive Stock Option Agreement	8-K	001-39139	10.3	March 19, 2021
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS	XBRL Instance Document					X
101. SCH	XBRLTaxonomy Extension Schema Document					X
101. CAL	XBRLTaxonomy Extension Calculation Linkbase Document					X
101. LAB	XBRLTaxonomy Extension Label Linkbase Document					X
101. PRE	XBRLTaxonomy Extension Presentation Linkbase Document					X
101. DEF	XBRLTaxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: May 12, 2021	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)