Form 10-Q
period 2021-06-30
CuriosityStream Inc.
filed 2021-08-13
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 10, 2021, there were 52,594,879 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CuriosityStream Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,069	$11,203
Restricted cash	6,681	6,181
Short-term investments	92,487	22,171
Accounts receivable	10,811	7,222
Other current assets	3,830	4,467
Total current assets	120,878	51,244

Investments	55,716	2,825
Property and equipment, net	1,298	1,346
Content assets, net	49,136	32,926
Intangibles, net	1,253	-
Goodwill	2,565	-
Other assets	310	254
Total assets	$231,156	$88,595

Liabilities and stockholders’ equity (deficit)
Current liabilities
Current content liabilities	$6,581	$2,116
Accounts payable	5,364	3,577
Accrued expenses and other liabilities	4,627	3,313
Deferred revenue	21,462	12,678
Total current liabilities	38,034	21,684

Warrant liability	22,865	20,843
Non-current deferred rent liability	1,309	1,027
Other liabilities	165	67
Total liabilities	62,373	43,621

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value – 1,000 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value – 125,000 shares authorized at June 30, 2021 and December 31, 2020; 52,583 shares issued and outstanding at June 30, 2021; 40,289 shares issued and 39,542 shares outstanding as of December 31, 2020	5	4
Additional paid-in capital	349,597	197,507
Accumulated other comprehensive income (loss)	(1,213)	10
Accumulated deficit	(179,606)	(152,547)
Total stockholders’ equity (deficit)	168,783	44,974
Total liabilities and stockholders’ equity (deficit)	$231,156	$88,595

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenues	$15,344	$12,049	$25,280	19,516

Operating expenses
Cost of revenues	5,722	4,671	9,880	7,337
Advertising and marketing	11,520	8,304	23,769	21,009
General and administrative	9,153	3,437	17,885	7,621
	26,395	16,412	51,534	35,967
Operating loss	(11,051)	(4,363)	(26,254)	(16,451)

Other income (expense)
Change in fair value of warrant liability	1,764	-	(2,022)	-
Interest and other income	1,036	86	1,296	418
Loss before income taxes	(8,251)	(4,277)	(26,980)	(16,033)
Provision for income taxes	53	40	79	77
Net loss	$(8,304)	$(4,317)	$(27,059)	$(16,110)

Less preferred dividends and accretion of issuance costs	-	(4,354)	-	(8,591)
Net loss attributable to common stockholders	$(8,304)	$(8,671)	$(27,059)	$(24,701)

Net loss per share attributable to common stockholders
Basic	$(0.16)	$(0.66)	$(0.54)	$(1.88)
Diluted	$(0.19)	$(0.66)	$(0.54)	$(1.88)

Weighted average number of common shares outstanding
Basic	52,567	13,165	50,327	13,165
Diluted	52,968	13,165	50,327	13,165

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Net loss	$(8,304)	$(4,317)	$(27,059)	$(16,110)
Other comprehensive loss
Unrealized (loss) gain on available for sale securities	(769)	320	(1,223)	(92)
Total comprehensive loss	$(9,073)	$(3,997)	$(28,282)	$(16,202)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

(in thousands)

(unaudited)

						Accumulated
					Additional	Other Comprehensive		Total Stockholders’
	Common Stock		Preferred Stock		Paid-in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of March 31, 2021	52,549	$5	-	$-	$347,967	$(444)	$(171,302)	$176,226
Net loss	-	-	-	-	-	-	(8,304)	(8,304)
Stock-based compensation, net	3	-	-	-	1,515	-	-	1,515
Exercise of Options	31	-	-	-	115	-	-	115
Other comprehensive loss	-	-	-	-	-	(769)	-	(769)
Balance as of June 30, 2021	52,583	$5	-	$-	$349,597	$(1,213)	$(179,606)	$168,783

Balance at December 31, 2020	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974
Net loss	-	-	-	-	-	-	(27,059)	(27,059)
Stock-based compensation, net	3	-	-	-	3,838	-	-	3,838
Issuance of Common Stock	7,475	1	-	-	94,100	-	-	94,101
Common Stock issuance costs	-	-	-	-	(707)	-	-	(707)
Exercise of Options	103	-	-	-	437	-	-	437
Exercise of Warrants	4,733	-	-	-	54,422	-	-	54,422
Cancellation of escrow shares	(20)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(1,223)	-	(1,223)
Balance as of June 30, 2021	52,583	$5	-	$-	$349,597	$(1,213)	$(179,606)	$168,783

	Redeemable							Accumulated
	Convertible Series A						Additional	Other Comprehensive		Total Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at March 31, 2020	18,383	$159,411	13,165	$1	-	$-	$-	$(223)	$(107,210)	$(107,432)
Net loss	-	-	-	-	-	-	-	-	(4,317)	(4,317)
Stock-based compensation	-	-	-	-	-	-	438	-	-	438
Redeemable convertible preferred stock adjustment to redemption value	-	4,354	-	-	-	-	(438)	-	(3,916)	(4,354)
Other comprehensive loss	-	-	-	-	-	-	-	320	-	320
Balance at June 30, 2020	18,383	$163,765	13,165	$1	-	$-	$-	$97	$(115,443)	$(115,345)

Balance at December 31, 2019	18,383	$155,174	13,165	$1	-	$-	$-	$189	$(91,506)	$(91,316)
Net loss	-	-	-	-	-	-	-	-	(16,110)	(16,110)
Stock-based compensation	-	-	-	-	-	-	764	-	-	764
Redeemable convertible preferred stock adjustment to redemption value	-	8,591	-	-	-	-	(764)	-	(7,827)	(8,591)
Other comprehensive loss	-	-	-	-	-	-	-	(92)	-	(92)
Balance at June 30, 2020	18,383	$163,765	13,165	$1	-	$-	$-	$97	$(115,443)	$(115,345)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(27,059)	$(16,110)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	2,022	-
Additions to content assets	(22,199)	(10,285)
Change in content liabilities	4,465	(2,056)
Amortization of content assets	6,989	4,697
Amortization, depreciation and accretion	569	269
Stock-based compensation	3,860	764
Changes in operating assets and liabilities
Accounts receivable	(3,526)	(4,708)
Other assets	185	434
Accounts payable	1,773	(2,967)
Accrued expenses and other liabilities	1,091	(509)
Deferred revenue	8,474	1,955
Net cash used in operating activities	(23,356)	(28,516)

Cash flows from investing activities
Purchases of property and equipment	(175)	(220)
Business acquisition	(4,000)	-
Sales of investments	4,882	35,568
Maturities of investments	11,980	8,500
Purchases of investments	(141,644)	(12,227)
Net cash (used in) provided by investing activities	(128,957)	31,621

Cash flows from financing activities
Exercise of stock options	409	-
Exercise of warrants	54,898	-
Tax withholding required for equity awards	(22)	-
Proceeds from issuance of Common Stock	94,101	-
Payment of offering costs	(707)	-
Borrowings on line of credit	-	1,000
Repayments on line of credit	-	(1,000)
Net cash provided by financing activities	148,679	-

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,634)	3,105
Cash, cash equivalents and restricted cash, beginning of period	17,384	8,819
Cash, cash equivalents and restricted cash, end of period	$13,750	$11,924

Supplemental schedule of non-cash financing activities:
Preferred dividends and accretion of issuance costs	$-	$8,591

Supplemental disclosure:
Interest payments	$-	$-
Cash paid for taxes	$30	$98

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of the content assets, the fair value of assets and liabilities for allocation of the purchase price of companies acquired, and the fair value of common stock, share-based awards, and liability classified warrants.

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

At June 30, 2021, restricted cash represents cash deposits required by a bank as collateral related to the Company’s line of credit of $4,500 and corporate credit card agreements of $500. The Company has also reserved funds of $1,181 related to the Paycheck Protection Program (PPP) loan (see Note 5) in an escrow account until the PPP loan is forgiven. In addition, as part of the acquisition of One Day University (see Note 3), a holdback amount of $500 is reserved for indemnification purposes until one year after the acquisition date.

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

Investments

The Company holds investments in money market funds, government debt securities, and corporate debt securities which the Company classifies as available-for-sale. The investments are therefore carried at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2), as noted below:

	As of June 30, 2021				As of December 31, 2020
	Cash and Cash	Short-term	Investments		Cash and Cash	Short-term	Investments
	Equivalents	Investments	(non-current)	Total	Equivalents	Investments	(non-current)	Total
Level 1 Securities
Money market funds	$4,097	$-	$-	$4,097	$2,165	$-	$-	$2,165
Government debt securities	-	27,722	7,999	35,721	5,999	12,892	-	18,891
Total Level 1 Securities	4,097	27,722	7,999	39,818	8,164	12,892	-	21,056

Level 2 Securities
Corporate debt securities	-	61,916	47,717	109,633	-	8,054	2,825	10,879
Municipal debt securities	-	2,849	-	2,849	-	1,225	-	1,225
Total Level 2 Securities	-	64,765	47,717	112,482	-	9,279	2,825	12,104
Total	$4,097	$92,487	$55,716	$152,300	$8,164	$22,171	$2,825	$33,160

Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. Realized gains reported in interest and other income in the accompanying consolidated statements of operations were not significant in the three and six months ended June 30, 2021 and 2020. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the three and six months ended June 30, 2021 and 2020. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as Short-term investments in the accompanying consolidated balance sheets.

The following tables summarize the Company’s corporate and government debt securities:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$110,843	$1	$(1,211)	$109,633
U.S. Government	35,723	1	(3)	35,721
Municipalities	2,850	-	(1)	2,849
Total	$149,416	$2	$(1,215)	$148,203

The fair value of the Company’s investments in corporate and government debt securities at June 30, 2021 by contractual maturity is as follows:

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$93,160	$92,487
Due after one year through five years	56,256	55,716
Due after five years	-	-
Total	$149,416	$148,203

Warrants

As described in Note 6, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of June 30, 2021 and December 31, 2020 was as follows:

	As of June 30, 2021	As of December 31, 2020
Level 3
Private Placement Warrants	$22,865	$20,843
Total Level 3	$22,865	$20,843

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

Revenue recognition

The following table sets forth the Company’s revenues disaggregated by type for the three and six months ended June 30, 2021 and 2020, as well as the relative percent of each revenue type to total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

Subscriptions – O&O Service	$4,549	30%	$3,178	26%	$8,671	34%	$5,812	30%
Subscriptions – App Services	1,131	7%	889	7%	1,886	7%	1,706	9%
Subscriptions – Total	5,680	37%	4,067	33%	10,557	41%	7,518	39%

License Fees – Affiliates	4,579	30%	4,225	35%	9,082	36%	8,226	42%
License Fees – Program Sales	5,031	33%	3,753	32%	5,517	23%	3,768	19%
License Fees – Total	9,610	63%	7,978	67%	14,599	59%	11,994	61%

Other – Total	54	0%	4	0%	124	0%	4	0%
Total Revenues	$15,344		$12,049		$25,280		$19,516

Subscriptions — O&O Service

The Company generates revenue from monthly subscription fees from its O&O Service. CuriosityStream subscribers enter into month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve-month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.

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

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2021 are as follows:

	Rest of year ending December 31,	For the twelve months ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Remaining Performance Obligations	$10,650	$8,365	$1,271	$108	$13	$98	$20,505

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $21,627 and $12,745 at June 30, 2021 and December 31, 2020, respectively. The increase in deferred revenues is primarily due to the growth in annual subscriptions from O&O and App Services, which require upfront annual payments, as well as an increase in the volume of program sales activity.

Revenues of $2,208 and $7,861 were recognized during the three and six months ended June 30, 2021, related to the balance of deferred revenue at December 31, 2020.

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

Goodwill and intangible assets

Goodwill represents the excess of the cost of acquisitions over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.

The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, an impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill.

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value.

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

Note 3 – Business Combinations

Acquisition of One Day University

On May 11, 2021, the Company consummated the acquisition of 100% ownership of One Day University (ODU) pursuant to that certain Asset Purchase Agreement, (APA) dated May 11, 2021 (“the Acquisition Date”), by and among ODU and the Company for the aggregate consideration of $4,500 (“the Acquisition”). ODU provides access to talks and lectures from professors at colleges and universities in the United States.

At closing of the Acquisition, the Company paid $4,000 of cash consideration with the remaining $500 to be held by the Company as a holdback for indemnification purposes. The holdback of $500 will be released twelve months after the Acquisition Date and is recorded in restricted cash and in accrued expenses and other liabilities as of June 30, 2021 on the unaudited consolidated balance sheets.

The acquisition was accounted for as a purchase, with the results of operations, which were not material, of ODU included in the Company's consolidated results from May 11, 2021. Based on a preliminary purchase price allocation, the purchase consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the Acquisition Date as follows:

Accounts receivable	$35
Property and equipment	11
Content and intangibles	2,300
Goodwill	2,565
Accounts payable	(3)
Deferred revenue	(408)
$4,500

The preliminary allocation of the estimated purchase price is based upon management's estimates and is subject to revision, as a more detailed analysis of intangible assets, certain tangible assets, and other assets and liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill and could impact the amounts of amortization expense. The Company used discounted cash flows analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation, including acquired intangible assets.

The acquisition of goodwill arises from the opportunity for synergies of the combined companies to grow and strengthen the Company's content proposition by adding lectures from top professors and expanding the customer base. The acquisition expands the Company's subscription video on demand services by adding monthly and annual subscribers. The goodwill is not amortized for financial reporting purposes, but is deductible for federal tax purposes.

The Company incurred approximately $21 in Acquisition-related expenses, which are reported in general and administrative expenses of the consolidated statement of operations for the three and six months ended June 30, 2021.

The amounts allocated to content and intangibles has been attributed to the following categories and will be amortized over the useful lives of each individual asset identified on a straight-line basis as follows:

	Fair value	Estimated useful life (Years)

Content	$1,000	4.2

Customer relationships	700	3.0
Trademark	500	6.5
Covenant-not-to-compete	100	3.0
Total intangibles	1,300

Total content and intangibles	$2,300

Content relates to the lectures available on the ODU library as well as premium programs available for purchase on the ODU platform. The cost approach was used to estimate the value of the content library as of the valuation date. The economic life was determined based on the lecturer’s license period of 5 years starting on the date the titles were published. ODU content is recorded as part of Content assets, net on the unaudited consolidated balance sheets.

Customer relationships represent the fair value of the future projected revenue that will be derived from the sales of lectures to existing customers of ODU. Customer relationships were valued using the discounted cash flow method under the income approach. The underlying cash flows are based on historical attrition rates. The economic life was determined based on the period in which the Company expects to receive most of the cash flows from the existing customers.

The trademark intangible relates to the “One Day University” trade name. The fair value was determined using the relief-from-royalty method under the income approach. This valuation method estimates the fair value of an asset calculating the revenues attributable to the trademark for the use of the asset, multiplied by a royalty rate. The economic life was determined based on the remaining expected period of use of the trademark.

Covenant-not-to-compete relates to an agreement between the Company and ODU’s management not to work for a competitor of the Company and limits ODU management’s ability to compete with the Company. The valuation method used to estimate the fair value was the income approach. The economic life was determined based on the remaining contractual life of the covenant-not-to-compete agreement.

Intangible assets as of June 30, 2021 were comprised of the following:

		As of June 30, 2021
	Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark	6.4	$500	$11	$489
Covenant-not-to-compete	2.9	100	5	95
Customer relationships	2.9	700	31	669
Intangible assets, net		$1,300	$47	$1,253

Reverse merger acquisition

On October 14, 2020, the Company consummated the Merger, pursuant to the terms of the Merger Agreement dated August 10, 2020, with Legacy CuriosityStream surviving the merger as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), all (100%) of the issued and outstanding shares of capital stock of Legacy CuriosityStream were converted into an aggregate of 31,556,837 shares (the “Merger Shares”) of Common Stock. Pursuant to the Merger Agreement, 1,501,758 Merger Shares issued by the Company at closing would be held in escrow for a period of twelve months after the Closing Date to satisfy indemnification obligations and an additional 19,924 Merger Shares would be held in escrow pending final working capital calculations (collectively, the “Escrow Shares”). On February 22, 2021, the 19,924 Merger Shares held in escrow pending final working capital calculations were released and cancelled from escrow.

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

Note 4 — Content assets

Content assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Licensed content, net
Released, less amortization	10,108	9,985
Prepaid and unreleased	4,783	3,022
	14,891	13,007
Produced content, net
Released, less amortization	13,137	9,071
In production	21,095	10,848
In development and pre-production	13	-
	34,245	19,919
Total	$49,136	$32,926

As of June 30, 2021, $4,903, $2,961, and $1,148 of the $10,108 unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of June 30, 2021, $3,274, $3,274, and $3,169 of the $13,137 unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the three and six months ended June 30, 2021 and 2020, respectively as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Licensed content	$1,595	$2,050	$3,278	$3,352
Produced content	2,658	1,114	3,711	1,345
	$4,253	$3,164	$6,989	$4,697

Note 5 — Line of credit and Paycheck Protection Program Loan

On February 12, 2020, the Company obtained a one-year $4,500 line of credit facility from a bank. The line of credit calls for interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The loan carries an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was scheduled to be due upon the original loan maturity date of February 28, 2021. The line of credit facility is collateralized by cash of $4,500. At June 30, 2021 and December 31, 2020, there were no balances drawn and owed under the facility. During February 2021, the loan maturity date was extended to February 28, 2022.

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

The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. During the six months ended June 30, 2020, $990 of loan proceeds were applied to cover payroll and non-payroll expenses per the PPP. As a result, general and administrative expenses during the period from May 1 to June 30, 2020 within the statement of operations were reduced by this amount. Should the Company’s loan forgiveness application be rejected, the Company may be required to repay all, or a portion of the funds received under the PPP under an amortization schedule through May 2025 with an annual interest rate of 1%. The Company believes it has met all the requirements under the PPP, and anticipates that it will not be required to repay any portion of the grant.

Note 6 — Redeemable convertible preferred stock and stockholders’ equity

Common Stock

In connection with the Business Combination, the Company amended and restated its certificate of incorporation. As of June 30, 2021 and December 31, 2020, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

On February 8, 2021, the Company consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which was exercised by the underwriters in full on February 5, 2021. The net proceeds from the Offering were $94,100, after deducting $6,811 in underwriting discounts and commissions. The Company also incurred and paid offering expenses in connection with the Offering of $707 during the six months ended June 30, 2021.

Warrants

As of June 30, 2021, the Company had 3,054,203 Public Warrants (including 353,000 warrants issued in connection with the PIPE) and 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants and PIPE Warrants are equity-classified.

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

Warrant Type	Cash Exercise Price per Share	Warrants Outstanding 12/31/20	Warrants Exercised during the six months ended 06/30/21	Warrants Outstanding 06/30/21
Public Warrants (CURIW) and PIPE Warrants	$11.50	7,786,589	(4,732,386)	3,054,203
Private Placement	$11.50	3,676,000	-	3,676,000
Total		11,462,589	(4,732,386)	6,730,203

The Company received total proceeds of $54,898 related to the exercise of Public Warrants of which $54,422 relate to warrants exercised during the six months ended June 30, 2021 and $476 relate to warrants exercised in December 2020. There were no warrants exercised during the three months ended June 30, 2021.

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

	As of June 30, 2021	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$13.64	$13.95
Expected volatility	50.00%	39.63%
Expected warrant term (years)	4.29	4.78
Risk-free interest rate	0.67%	0.36%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$6.22	$5.67

The change in fair value of the private placement warrant liability for the three and six months ended June 30, 2021, resulted in a gain of $1,764 and a loss of $2,022, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Numerator - Basic EPS:
Net loss	$(8,304)	$(4,317)	$(27,059)	$(16,110)
Preferred dividends and accretion of issuance costs	-	(4,354)	-	(8,591)
Net loss attributable to common stockholders - basic	(8,304)	(8,671)	(27,059)	(24,701)

Denominator - Basic EPS:
Weighted–average shares – basic	52,566,608	13,164,675	50,327,141	13,164,675

Net loss per share attributable to common stockholders – basic	$(0.16)	$(0.66)	$(0.54)	$(1.88)

Numerator - Diluted EPS:
Net loss	$(8,304)	$(4,317)	$(27,059)	$(16,110)
Preferred dividends and accretion of issuance costs	-	(4,354)	-	(8,591)
Decrease in fair value of Private Placement Warrants	(1,784)	-	-	-
Net loss attributable to common stockholders - diluted	(10,088)	(8,671)	(27,059)	(24,701)

Denominator - Diluted EPS:
Weighted–average shares – basic	52,566,608	13,164,675	50,327,141	13,164,675
Incremental common shares from assumed exercise of Private Placement Warrants	401,846	-	-	-
Weighted–average shares – diluted	52,968,454	13,164,675	50,327,141	13,164,675

Net loss per share attributable to common stockholders – diluted	$(0.19)	$(0.66)	$(0.54)	$(1.88)

For the three and six months ended June 30, 2021 and 2020, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive due to the net loss incurred during each period and for the Private Placement Warrants, due to the change in fair value of warrant liability resulting in an increase to net loss for the six months ended June 30, 2021. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Antidilutive shares excluded:
Options	4,737,222	2,566,312	4,737,222	2,566,312
Restricted Stock Units	772,284	-	772,284	-
Warrants	3,054,203	-	6,730,203	-
Series A Preferred Stock	-	18,382,847	-	18,382,847
	8,563,709	20,949,159	12,239,709	20,949,159

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

The following table summarizes stock option and restricted stock unit (RSU) activity for the six months ended June 30, 2021:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2020	2,538,648	4,710,717	$7.06	413,277	$9.21
Granted (1)	(584,024)	207,398	15.96	376,626	14.74
Options exercised and RSUs vested	-	(103,572)	4.06	(7,726)	13.79
Forfeited or expired	87,214	(77,321)	4.13	(9,893)	11.56
Outstanding at June 30, 2021	2,041,838	4,737,222	$7.50	772,284	$11.83

(1)	Included in options granted during the six months ended June 30, 2021, is a total of 152,358 fully vested options with an exercise price of $16.42 and a five-year contractual term, which resulted in compensation expense totaling $0.9 million being recorded upon grant. Such options were granted during the three months ended March 31, 2021.

The intrinsic value of options exercised during the three and six months ended June 30, 2021 was $315 and $1,266, respectively. There were no options exercised during the six months ended June 30, 2020.

Options and RSUs historically have a four-year vesting period with 25% of the shares vesting on each anniversary date. Grants during the six months ended June 30, 2021 generally have a four-year vesting period with options vesting quarterly or monthly and RSUs vesting monthly. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.

The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which includes several assumptions including Company’s estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.

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

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	60%	60%	60%
Expected term (years)	N/A	6.25	2.50-6.25	6.25
Risk-free interest rate	N/A	1.48%	0.14%-1.11%	0.45%-1.72%
Weighted average grant date fair value	N/A	$2.38	$6.61	$2.06
Stock-based compensation – Options	$910	$438	$2,729	$764
Stock-based compensation - RSUs	$627	$-	$1,131	$-

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

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with no foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
United States	$12,111	79%	$10,241	85%	$19,266	76%	$16,069	82%
International	3,233	21%	1,808	15%	6,014	24%	3,447	18%
	$15,344	100%	$12,049	100%	$25,280	100%	$19,516	100%

Note 10 — Commitments and contingencies

Content commitments

At June 30, 2021, the Company had $30,074 of content obligations comprised of $6,581 included in current content liabilities in the accompanying consolidated balance sheets, and $23,493 of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets (see Note 4). Content obligations of $25,848 and $4,226 are expected to be paid during the six months ending December 31, 2021 and the year ending December 31, 2022, respectively.

At December 31, 2020, the Company had $26,022 of content obligations comprised of $2,116 included in current content liabilities in the accompanying consolidated balance sheets and $23,906 of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets.

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

Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $12,016 as of June 30, 2021, of which $6,016, and $6,000 are expected to be paid during the six months ending December 31, 2021 and the year ending December 31, 2022, respectively.

Operating leases

The Company leases corporate office space in Silver Spring, Maryland. The lease expires February 28, 2033. The terms of the lease include a rent abatement period of ten months and a tenant improvement allowance of $93 and $295 for 2020 and 2021, respectively.

Total rent paid under the terms of the lease was $43 and $136 for the three months ended June 30, 2021 and 2020, respectively. Total rent paid was $43 and $272 for the six months ended June 30, 2021 and 2020, respectively. Rent expense has been calculated on a straight-line basis over the term of the lease. Accordingly, rent expense included in general and administrative expenses in the accompanying consolidated statements of operations was $127 and $133 for the three months ended June 30, 2021, and 2020, respectively, and rent expense was $257 and $266 for the six months ended June 30, 2021, and 2020, respectively. The rent and sublease rental income future minimum lease payments for the above operating lease are as follows:

	CuriosityStream rent	Sublease rental income	Net rent

Remainder of six months ending December 31, 2021	261	(26)	235

Years Ending December 31,
2022	530	(53)	477
2023	543	(54)	489
2024	557	(56)	501
2025	571	(57)	514
Thereafter	4,531	(453)	4,078

	$6,993	$(699)	$6,294

Note 11 — Income taxes

The Company recorded a provision for income taxes totaling $53 and $40 for the three months ended June 30, 2021 and 2020, respectively, and $79 and $77 for the six months ended June 30, 2021 and 2020, respectively, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Note 12 — Subsequent events

The Company agreed to acquire a limited partnership interest in Spiegel TV Geschichte und Wissen GmbH & Co. KG, a German limited liability partnership (“JV”), and shares of its general partner, Spiegel TV Geschichte und Wissen Verwaltungs-GmbH for a purchase price of approximately $4.2 million. The Company will hold 32% of the JV’s partnership interest and 32% of the general partner’s shares. The Company, Spiegel TV and Autentic GmbH contemporaneously entered into content licensing and pay television and SVOD distribution agreements as well as a shareholders’ agreement dated July 8, 2021. The closing of the transaction is subject to certain approvals under German law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream.

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

Overview

CuriosityStream is a media and entertainment company that offers premium video programming across the entire category of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVoD platforms, as well as via bundled content licenses for SVoD and linear offerings, partner bulk sales, brand partnerships and content sales. We are well-positioned for growth as a digital-native video platform monetizing content across this broad revenue stack. We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six lines of business: Direct to Consumer, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Sponsorships. For the six months ended June 30, 2021, Direct to Consumer and Corporate & Association Partnerships together represented approximately 41% of our revenue, followed by Bundled Distribution (approximately 28% of our revenue) and Partner Direct Business (approximately 8% of our revenue), Program Sales (approximately 23% of our revenue) and Sponsorships (less than 1% of our revenue). Our product and service lines and channels through which we generate revenue are described in further detail below.

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

The sixth line of business in our revenue stack is our Program Sales Business. We are able to sell to certain media companies a collection of our existing titles in a traditional program sales deal and we are currently party to a multi-year, multi-million dollar program sales agreement with one such media company. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates program sales revenue.

Recent Developments

Equity Financing

On February 8, 2021, we consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which over-allotment option was exercised by the underwriters in full on February 5, 2021. The net proceeds to us from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred and paid offering expenses in connection with the Offering of $0.7 million during the six months ended June 30, 2021. The Offering was made pursuant to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021 and declared effective on February 3, 2021. During the six months ended June 30, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants. The receipt of the net proceeds from the Offering as well as proceeds received from the exercise of Public Warrants during the six months ended June 30, 2021 has resulted in a significant cash balance that has mitigated the Company’s potential capital risk for the foreseeable future. There were no warrants exercised during the three months ended June 30, 2021.

Asset Purchase Agreement

On May 11, 2021, the Company consummated the acquisition of 100% ownership of One Day University pursuant to that certain Asset Purchase Agreement, dated May 11, 2021, by and among One Day University and the Company for the aggregate consideration of $4.5 million. One Day University provides access to talks and lectures from professors at colleges and universities in the United States. The acquisition complements and enhances the Company’s offering of premium factual content and provides additional long-term revenue and promotional opportunities by connecting directly with new audiences in new formats.

Partnership with SPIEGEL TV

On July 29, 2021, the Company announced the expansion of its European footprint through a partnership with SPIEGEL TV, the subsidiary of the German media conglomerate SPIEGEL, and its partner, Autentic, a factual content producer and distributor. Germany is the Company’s top non-English-speaking market, and the partnership expands the Company’s reach through the addition of hundreds of hours of German-dubbed programming to the Company’s SVoD service as well as a rebranded linear channel in German-speaking Europe.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” section set forth in Amendment No. 1 to our 2020 Annual Report on Form 10-K/A for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. In addition, COVID-19 vaccinations have been increasing, though at a decreasing rate with significant resistance to vaccination in certain geographies and among certain groupings of people. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, notably by the “delta” variant of the virus, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

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

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from Direct Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”) and (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”). As of June 30, 2021, we had approximately 20 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers and Bundled MVPD Subscribers.

Since our founding in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We charge $2.99 per month or $19.99 dollars per year for our Direct Service in high-definition resolution or $9.99 per month or $69.99 per year for service in 4K. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a revenue share or license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. As of June 30, 2021, licensed content represented 2,081 titles and original titles represented 1,006 titles. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

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

Results of Operations

The financial data in the following tables set forth selected financial information derived from our unaudited consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and shows our results of operations as a percentage of revenue or as a percentage of costs. We conduct business through one operating segment, CuriosityStream Inc.

Comparison of the three months ended June 30, 2021 and 2020

	Three months ended June 30,
	2021		2020		$ Change	% Change
	(unaudited)
	(in thousands)
Revenues:
Subscriptions	$5,680	37%	$4,067	34%	$1,613	40%
License fee	9,610	63%	7,978	66%	1,632	20%
Other	54	0%	4	0%	50	n/m
Total Revenues	$15,344	100%	$12,049	100%	$3,295	27%
Operating expenses:
Cost of revenues	5,722	22%	4,671	28%	1,051	23%
Advertising and marketing	11,520	44%	8,304	51%	3,216	39%
General and administrative	9,153	34%	3,437	21%	5,716	166%
Total operating expenses	$26,395	100%	$16,412	100%	$9,983	61%
Operating loss	(11,051)		(4,363)		(6,688)	153%
Other income (expense)
Change in fair value of warrant liability	1,764		-		1,764	n/m
Interest and other income (expenses)	1,036		86		950	1,105%
Loss before income taxes	$(8,251)		(4,277)		$(3,974)	93%
Provision for income taxes	53		40		13	33%
Net loss	$(8,304)		$(4,317)		$(3,987)	92%

n/m - percentage not meaningful

Revenue

Revenue for the three months ended June 30, 2021 and 2020 was $15.3 million and $12.0 million, respectively. The increase of $3.3 million, or 27% is due to a $1.6 million increase in subscription revenue, a $1.6 million increase in license fee revenue, and $0.1 million increase in other revenue. The increase in subscription revenue of $1.6 million resulted from an increase of $1.9 million in subscriber fees received by us from Direct subscribers for annual plans offset by a $0.3 million decrease in Corporate & Association Partnership sales. The increase of $1.6 million in license fees resulted primarily from a $1.3 million increase in revenue from Program Sales for delivery of titles made during the period. The remaining increase of $0.3 million on license revenue is primarily due to an increase of $0.3 million in revenue from Partner Direct. The increase in other revenue of $0.1 million is due to sponsorship revenue deals with customers.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020 were $26.4 million and $16.4 million, respectively. This increase of $10.0 million, or 61%, primarily resulted from the changes in the components of our operating expenses described below:

Cost of Revenues: Cost of revenues for the three months ended June 30, 2021 increased to $5.7 million from $4.6 million for the three months ended June 30, 2020. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $1.1 million, or 23%, is due primarily to the increase in content amortization of $1.1 million, of which $0.2 million is due to the timing and number of titles published during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and $0.9 million is due to accelerated content amortization related to our program sales contracts during the three months ended June 30, 2021 when compared to the prior year period.

Advertising and Marketing: Advertising and marketing expenses for the three months ended June 30, 2021 increased to $11.5 million from $8.3 million for the three months ended June 30, 2020. This increase of $3.2 million, or 39%, was principally due to an increase in digital advertising of $2.8 million, an increase in radio advertising of $1.2 million and an increase in partner platform advertising of $0.3 million. This overall increase is partially offset by a decrease of $0.9 million in TV advertising and a decrease of $0.2 million in brand awareness advertising when compared to the second quarter of 2020.

General and Administrative: General and administrative expenses for the three months ended June 30, 2021 increased to $9.1 million from $3.4 million for the three months ended June 30, 2020. This increase of $5.7 million, or approximately 166%, was primarily due to an increase of $1.1 million in stock-based compensation in the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Also, an increase of $1.7 million in salaries and benefits as well as bonus costs is attributable to the increased headcount for the current period when compared to the second quarter of 2020. The remaining increase in general and administrative cost is primarily due to an increase of $1.3 million related for professional fees, increase of $0.4 million related to insurance costs and increase of $0.1 million related to licenses and subscriptions. During the three months ended June 30, 2020, the Company applied the receipts of the PPP loan of $1.0 million to reduce qualifying general and administrative costs, whereas there was no such activity during the three months ended June 30, 2021. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the three months ended June 30, 2021 and 2020 was $11.1 million and $4.4 million, respectively. The increase of $6.7 million, or approximately 153%, in operating loss resulted from the increase in revenue of $3.3 million, or 27%, offset by the increase in operating expenses of $10.0 million, or 61%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as described above.

Change in Fair Value of Warrant Liability

For the three months ended June 30, 2021, the Company recognized a $1.8 million gain related to the change in fair value of the warrant liability, which was due to a decrease in the fair value of the Private Placement Warrants during the three months ended June 30, 2021. There was no comparable activity in the prior year period.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2021 increased $1.0 million compared to the same period in 2020, primarily due to interest income related to the purchase of investments.

Provision for Income Taxes

Due to our loss from operations in each of the three months ended June 30, 2021 and 2020, we had a provision for income taxes of $53 thousand and $40 thousand, respectively. This increase was primarily due to an increase in foreign withholding tax expense as a result of the increase in contracts executed with third parties in foreign jurisdictions in the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2021 and 2020 was $8.3 million and $4.3 million, respectively. The increase of $4.0 million, or approximately 92%, resulted primarily from the increase in operating expenses, offset by a smaller increase in revenue as well as the change in the fair value of the warrant liability during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as described above.

Comparison of the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021		2020		$ Change	% Change
	(unaudited)
	(in thousands)
Revenues:
Subscriptions	$10,557	42%	$7,518	39%	$3,039	40%
License fee	14,599	58%	11,994	61%	2,605	22%
Other	124	0%	4	0%	120	n/m
Total Revenues	$25,280	100%	$19,516	100%	$5,764	30%
Operating expenses:
Cost of revenues	9,880	19%	7,337	20%	2,543	35%
Advertising and marketing	23,769	46%	21,009	59%	2,760	13%
General and administrative	17,885	35%	7,621	21%	10,264	135%
Total operating expenses	$51,534	100%	$35,967	100%	$15,567	43%
Operating loss	(26,254)		(16,451)		(9,803)	60%
Other income (expense)
Change in fair value of warrant liability	(2,022)		-		(2,022)	n/m
Interest and other income (expenses)	1,296		418		878	210%
Loss before income taxes	$(26,980)		(16,033)		$(10,947)	68%
Provision for income taxes	79		77		2	3%
Net loss	$(27,059)		$(16,110)		$(10,949)	68%

n/m - percentage not meaningful

Revenue

Revenue for the six months ended June 30, 2021 and 2020 was $25.3 million and $19.5 million, respectively. The increase of $5.8 million, or 30% is due to a $3.0 million increase in subscription revenue, a $2.6 million increase in license fee revenue, and a $0.1 million increase in other revenue. The increase in subscription revenue of $3.0 million resulted from an increase of $3.6 million in subscriber fees received by us from Direct subscribers for annual plans offset by a $0.6 million decrease in Corporate & Association Partnership sales. The increase of $2.6 million in license fees resulted primarily from a $1.7 million increase in revenue from Program Sales for delivery of titles made during the period. The remaining increase of $0.9 million on license revenue is due to an increase of $0.7 million in revenue from Partner Direct Business and an increase of $0.2 million in revenue from Bundled MVPD partners, in each case as a result of an increase in the number of users and/or subscribers for our service. The increase in other revenue of $0.1 million is due to new sponsorship revenue deals with customers.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 and 2020 were $51.5 million and $35.9 million, respectively. This increase of $15.6 million, or 43%, primarily resulted from the changes in the components of our operating expenses described below:

Cost of Revenues: Cost of revenues for the six months ended June 30, 2021 increased to $9.9 million from $7.3 million for the six months ended June 30, 2020. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $2.5 million, or 35%, is due primarily to the increase in content amortization of $2.3 million, of which $0.9 million is due to the timing and number of titles published during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and $1.4 million is due to accelerated content amortization related to our program sales contracts during the six months ended June 30, 2021 when compared to the prior year period. The remaining increase in cost of revenues is due to slight increases in hosting and streaming delivery costs, processing and distribution fees, and subtitling and broadcast costs (total increase of $0.3 million). The increase of cost of revenues is consistent with the increase in revenue during the six months ended June 30, 2021.

Advertising and Marketing: Advertising and marketing expenses for the six months ended June 30, 2021 increased to $23.8 million from $21.0 million for the six months ended June 30, 2020. This increase of $2.8 million, or 13%, was principally due to an increase in digital advertising of $3.0 million, an increase in radio advertising of $1.5 million and an increase in partner platform advertising of $0.9 million, partially offset by a decrease of $2.5 million in TV advertising and a decrease of $0.1 million in brand awareness advertising when compared to the prior period.

General and Administrative: General and administrative expenses for the six months ended June 30, 2021 increased to $17.9 million from $7.6 million for the six months ended June 30, 2020. This increase of $10.3 million, or approximately 135%, was primarily due to an increase of $3.1 million in stock-based compensation in the period when compared to the six months ended June 30, 2020. Of this increase related to stock-based compensation, $2.2 million is due to the recurring recognition of compensation expense over the service period and $0.9 million is due to the immediate recognition of stock-based compensation expense of a fully vested award granted in January 2021 to an executive. Also, an increase of $2.7 million in salaries and benefits as well as bonus costs is attributable to the increased headcount of mid to senior management hires for the current period when compared to the prior period. The remaining increase in general and administrative cost is primarily due to an increase of $2.3 million related to professional fees, increase of licenses and subscriptions of $0.4 million and $0.8 million related to insurance costs. During the six months ended June 30, 2020, the Company applied the receipts of the PPP loan of $1.0 million to reduce qualifying general and administrative costs, whereas there was no such activity during the six months ended June 30, 2021. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the six months ended June 30, 2021 and 2020 was $26.3 million and $16.5 million, respectively. The increase of $9.8 million, or approximately 60%, in operating loss resulted from the increase in revenue of $5.8 million, or 30%, offset by the increase in operating expenses of $15.6 million, or 43%, in each case during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as described above.

Change in Fair Value of Warrant Liability

For the six months ended June 30, 2021, the Company recognized a $2.0 million loss related to the change in fair value of the warrant liability, which was due to an increase in the fair value of the Private Placement Warrants during the six months ended June 30, 2021. There was no comparable activity in the prior year period.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2021 and 2020 increased $0.9 million compared to the same period in 2020, primarily due to interest income related to the purchase of investments.

Provision for Income Taxes

Due to our loss from operations in each of the six months ended June 30, 2021 and 2020, we had a provision for income taxes of $79 thousand and $77 thousand, respectively. This increase was primarily due to an increase in foreign withholding tax expense as a result of the increase in contracts executed with third parties in foreign jurisdictions in the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2021 and 2020 was $27.1 million and $16.1 million, respectively. The increase of $11.0 million, or approximately 68%, resulted primarily from the increase in operating expenses, and change in fair value of the warrant liability, partially offset by a smaller increase in revenue as well as an increase in interest and other income, in each case during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, as described above.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents, including restricted cash, of $13.8 million. For the six months ended June 30, 2021, we incurred a net loss of $27.1 million and used $23.4 million of net cash in operating activities, while investing activities used $129 million of net cash and financing activities provided $148.7 million of net cash.

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

On February 8, 2021, we consummated the Offering. The net proceeds from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred offering expenses in connection with the Offering of $0.7 million, of which all was paid during the six months ended June 30, 2021. During the six months ended June 30, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants. There was no exercise of Public Warrants during the three months ended June 30, 2021.

We believe that our cash flows from financing, combined with our current cash and investment levels and available borrowing capacity, will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months, as evidenced by our cash flows from financing activities and cash and investment balances as of June 30, 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further financing under the current market conditions.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the periods indicated:

Cash Flow from Operating Activities

	For the six months ended June 30,
	2021	2020
	(unaudited)
	(in thousands)

Net cash used in operating activities	$(23,356)	$(28,516)
Net cash provided by (used in) investing activities	(128,957)	31,621
Net cash provided by financing activities	148,679	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,634)	$3,105

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the six months ended June 30, 2021 and 2020, we recorded a net cash outflow from operating activities of $23.4 million and $28.5 million, respectively, or a decreased outflow of $5.1 million, or 18%. The decreased outflow from operating activities was primarily due to an increase in content liabilities, accounts payable, and accrued expenses and other liabilities of $7.3 million during the six months ended June 30, 2021 as compared to a decrease of $5.5 million during the six months ended June 30, 2020, the increase in deferred revenue being $6.5 million larger during the six months ended June 30, 2021, and stock-based compensation expense, amortization of content assets, and change in fair value of warrant liability increasing $7.4 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2021, partially offset by a $10.9 million increase in net loss and $11.9 million higher level of additions to content assets in the current year period.

Cash Flow from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments and purchases of property and equipment.

During the six months ended June 30, 2021 and 2020, we recorded a net cash outflow from investing activities of $129 million and a net cash inflow from investing activities of $31.6 million, respectively, or an increased cash outflow of $160.6 million. The increase in cash outflow from investing activities was primarily due to the purchases of investments of $141.6 million during the six months ended June 30, 2021. We had sales and maturities of $4.9 million and $12.0 million respectively, during the six months ended June 30, 2021 compared to sales and maturities of investments of $35.6 million and $8.5 million, respectively, during the six months ended June 30, 2020. The Company also had cash outflows of $4.0 million related to the Acquisition of ODU during the six months ended June 30, 2021.

Cash Flow from Financing Activities

During the six months ended June 30, 2021, we recorded net cash inflow from financing activities of $148.7 million, which was attributable to the receipt of proceeds from the Offering of $94.1 million (net of $6.8 million of underwriting discounts and commissions) and the exercise of warrants of $54.9 million, partially offset by the payments of transaction costs related to the Offering of $0.7 million incurred during the six months ended June 30, 2021. During the six months ended June 30, 2020, financing cash activities were limited to borrowings and payments of $1 million each on the line of credit.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

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

Revenue recognition

Subscriptions — O&O Service

The Company generates revenue from monthly subscription fees from its O&O Service. CuriosityStream subscribers enter into month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve-month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2021 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the Evaluation Date.

On April 12, 2021, the staff of the SEC issued an SEC Staff Statement (“the SEC Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, there was a material weakness in controls related to the classification and accounting for warrants issued by a SPAC, which did not operate effectively to appropriately apply the provisions of ASC 815.

Remediation of Material Weakness

To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement, and implemented additional review procedures and enhanced its accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Based on actions taken, as well as the evaluation of the design and operating effectiveness of these new controls, management believes that the material weakness has been remediated, subject to the ongoing evaluation of the design and operating effectiveness of these controls in connection with its annual assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for warrants issued by SPACs.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS**	Inline XBRL Instance Document					X
101. SCH	Inline XBRL Taxonomy Extension Schema Document					X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

*	This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.
**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: August 13, 2021	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)