Form 10-Q
period 2021-09-30
CuriosityStream Inc.
filed 2021-11-12
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, there were 52,620,327 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CuriosityStream Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$21,346	$11,203
Restricted cash	2,331	6,181
Short-term investments in debt securities	59,497	22,171
Accounts receivable	13,303	7,222
Other current assets	3,593	4,467
Total current assets	100,070	51,244

Investments in debt securities	48,830	2,825
Investments in equity method investees	9,803	-
Property and equipment, net	1,278	1,346
Content assets, net	61,737	32,926
Intangibles, net	1,490	-
Goodwill	2,963	-
Other assets	698	254
Total assets	$226,869	$88,595

Liabilities and stockholders’ equity (deficit)

Current liabilities
Current content liabilities	$7,506	$2,116
Accounts payable	5,537	3,577
Accrued expenses and other liabilities	4,819	3,313
Deferred revenue	21,999	12,678
Total current liabilities	39,861	21,684

Warrant liability	14,520	20,843
Non-current deferred rent liability	1,300	1,027
Other liabilities	196	67

Total liabilities	55,877	43,621

Stockholders’ equity (deficit)

Preferred stock, $0.0001 par value – 1,000 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-

Common stock, $0.0001 par value – 125,000 shares authorized at September 30, 2021 and December 31, 2020; 52,607 shares issued and outstanding at September 30, 2021; 40,289 shares issued and 39,542 shares outstanding as of December 31, 2020	5	4

Additional paid-in capital	351,176	197,507
Accumulated other comprehensive income (loss)	(1,413)	10
Accumulated deficit	(178,776)	(152,547)
Total stockholders’ equity (deficit)	170,992	44,974
Total liabilities and stockholders’ equity (deficit)	$226,869	$88,595

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues	$18,705	$8,744	$43,985	$28,260

Operating expenses
Cost of revenues	9,553	3,411	19,433	10,748
Advertising and marketing	9,320	7,800	33,089	28,809
General and administrative	8,058	4,286	25,943	11,907
	26,931	15,497	78,465	51,464
Operating loss	(8,226)	(6,753)	(34,480)	(23,204)

Change in fair value of warrant liability	8,345	-	6,323	-
Interest and other income	595	101	1,891	519
Equity interests income	165	-	165	-
Income (Loss) before income taxes	879	(6,652)	(26,101)	(22,685)
Provision for income taxes	49	41	128	118
Net income (loss)	$830	$(6,693)	$(26,229)	$(22,803)

Less preferred dividends and accretion of issuance costs	-	(4,523)	-	(13,114)
Net income (loss) attributable to common stockholders	$830	$(11,216)	$(26,229)	$(35,917)

Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.85)	$(0.51)	$(2.73)
Diluted	$(0.14)	$(0.85)	$(0.63)	$(2.73)
Weighted average number of common shares outstanding
Basic	52,592	13,165	51,091	13,165
Diluted	52,677	13,165	51,736	13,165

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Net income (loss)	$830	$(6,693)	$(26,229)	$(22,803)
Other comprehensive loss
Unrealized loss on available for sale securities	(200)	(42)	(1,423)	(134)

Total comprehensive income (loss)	$630	$(6,735)	$(27,652)	$(22,937)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

(in thousands)

(unaudited)

						Accumulated		Total
					Additional	Other		Stockholders’
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of June 30, 2021	52,583	$5	-	$-	$349,597	$(1,213)	$(179,606)	$168,783
Net income	-	-	-	-	-	-	830	830
Stock-based compensation, net	9	-	-	-	1,519	-	-	1,519
Exercise of Options	15	-	-	-	60	-	-	60
Other comprehensive loss	-	-	-	-	-	(200)	-	(200)
Balance as of September 30, 2021	52,607	$5	-	$-	$351,176	$(1,413)	$(178,776)	$170,992

Balance at December 31, 2020	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974
Net loss	-	-	-	-	-	-	(26,229)	(26,229)
Stock-based compensation, net	12	-	-	-	5,357	-	-	5,357
Issuance of Common Stock	7,475	1	-	-	94,100	-	-	94,101
Common Stock issuance costs	-	-	-	-	(707)	-	-	(707)
Exercise of Options	118	-	-	-	497	-	-	497
Exercise of Warrants	4,733	-	-	-	54,422	-	-	54,422
Cancellation of escrow shares	(20)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(1,423)	-	(1,423)
Balance as of September 30, 2021	52,607	$5	-	$-	$351,176	$(1,413)	$(178,776)	$170,992

	Redeemable							Accumulated		Total
	Convertible Series A						Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at June 30, 2020	18,383	$163,765	13,165	$1	-	$-	$-	$97	$(115,443)	$(115,345)
Net loss	-	-	-	-	-	-	-	-	(6,693)	(6,693)
Stock-based compensation	-	-	-	-	-	-	492	-	-	492
Exercise of Options	-	-	-	-	-	-	36	-	-	36
Redeemable convertible preferred stock adjustment to redemption value	-	4,523	-	-	-	-	(528)	-	(3,995)	(4,523)
Other comprehensive loss	-	-	-	-	-	-	-	(42)	-	(42)
Balance as of September 30, 2020	18,383	$168,288	13,165	$1	-	$-	$-	$55	$(126,131)	$(126,075)

Balance at December 31, 2019	18,383	$155,174	13,165	$1	-	$-	$-	$189	$(91,506)	$(91,316)
Net loss	-	-	-	-	-	-	-	-	(22,803)	(22,803)
Stock-based compensation	-	-	-	-	-	-	1,256	-	-	1,256
Exercise of Options	-	-	-	-	-	-	36	-	-	36
Redeemable convertible preferred stock adjustment to redemption value	-	13,114	-	-	-	-	(1,292)	-	(11,822)	(13,114)
Other comprehensive loss	-	-	-	-	-	-	-	(134)	-	(134)
Balance as of September 30, 2020	18,383	$168,288	13,165	$1	-	$-	$-	$55	$(126,131)	$(126,075)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(26,229)	$(22,803)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(6,323)	-
Additions to content assets	(40,954)	(14,004)
Change in content liabilities	5,390	(1,141)
Amortization of content assets	14,143	6,805
Amortization, depreciation and accretion	1,041	399
Stock-based compensation	5,446	1,256
Equity interests income	(165)	-
Changes in operating assets and liabilities
Accounts receivable	(6,046)	(4,023)
Other assets	274	(723)
Accounts payable	1,943	(3,263)
Accrued expenses and other liabilities	641	210
Deferred revenue	9,042	1,784
Net cash used in operating activities	(41,797)	(35,503)

Cash flows from investing activities
Purchases of property and equipment	(291)	(299)
Business acquisitions	(5,362)	-
Investment in equity method investees	(9,260)	-
Payment of transaction costs - equity investments	(304)	-
Sales of investments in debt securities	15,676	39,744
Maturities of investments in debt securities	50,792	8,500
Purchases of debt securities	(151,861)	(12,227)
Net cash (used in) provided by investing activities	(100,610)	35,718

Cash flows from financing activities
Exercise of stock options	497	36
Exercise of warrants	54,898	-
Payments related to tax withholding	(89)	-
Proceeds from issuance of Common Stock	94,101	-
Payment of offering costs	(707)	(1,646)
Borrowings on line of credit	-	8,250
Repayments on line of credit	-	(7,300)
Net cash provided by (used in) financing activities	148,700	(660)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,293	(445)
Cash, cash equivalents and restricted cash, beginning of period	17,384	8,819
Cash, cash equivalents and restricted cash, end of period	$23,677	$8,374

Supplemental schedule of non-cash financing activities:
Preferred dividends and accretion of issuance costs	$-	$13,114
Supplemental disclosure:
Capitalized transaction cost included in accounts payable and accrued expenses	$74	$-
Cash paid for taxes	$31	$250

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Notes to the Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1 — Organization and business

On October 14, 2020 (the “Closing Date”), CuriosityStream Inc., a Delaware corporation (formerly named Software Acquisition Group Inc. (“SAQN”), a publicly traded special purpose acquisition company) consummated a merger pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2020, by and among Software Acquisition Group Inc., CS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Software Acquisition Group Inc. (“Merger Sub”), CuriosityStream Operating Inc., a Delaware corporation (formerly named CuriosityStream Inc. and subsequently renamed Curiosity Inc.) (“Legacy CuriosityStream”), and Hendricks Factual Media LLC, a Delaware limited liability company (“HFM”).

Pursuant to the terms of the Merger Agreement, a business combination between Software Acquisition Group Inc. and Legacy CuriosityStream was effected through the merger of Merger Sub with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving as the surviving company and a wholly-owned subsidiary of Software Acquisition Group Inc. (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, Software Acquisition Group Inc. changed its name to CuriosityStream Inc. (the “Company” or “CuriosityStream”) and Legacy CuriosityStream changed its name to CuriosityStream Operating Inc., which subsequently changed its name to Curiosity Inc.

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

The Company’s content assets are available directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the streaming resolution (e.g., HD or 4K) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company sells other media companies a collection of the existing titles in a traditional program sales deal. The Company also sells selected rights (such as in territories or on platforms that are not currently being exploited by the Company) to content created before production begins. This latter model reduces risk in our content development decisions and creates program sales revenue.

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

There have been no material changes in the Company’s significant accounting policies compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2020.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of content assets and equity method investments, the fair value of assets and liabilities for allocation of the purchase price of companies acquired, and the fair value of common stock, share-based awards, and liability classified warrants.

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

At September 30, 2021, restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements of $500 as well as $1,181 of funds reserved related to the Paycheck Protection Program (PPP) loan (see Note 5), which are being held in an escrow account until the PPP loan is forgiven. In addition, as part of the acquisitions of One Day University and Now You Know Media, Inc. (see Note 3), holdback amounts of $500 and $150, respectively, are reserved for indemnification purposes until one year after the acquisition date. The Company’s line of credit of $4,500 was terminated on July 16, 2021 and as a result, $4,500 of cash deposits being held by a bank as collateral were released from restriction.

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

The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are carried at cost, which approximates fair value because of the short-term maturity of these instruments.

Investments

The Company holds investments in money market funds, government debt securities, and corporate debt securities which the Company classifies as available-for-sale. The investments are therefore carried at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2), as noted below:

	As of September 30, 2021				As of December 31, 2020
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total
Level 1 Securities
Money market funds	$18,152	$-	$-	$18,152	$2,165	$-	$-	$2,165
Government debt securities	-	26,645	2,000	28,645	5,999	12,892	-	18,891
Total Level 1 Securities	18,152	26,645	2,000	46,797	8,164	12,892	-	21,056

Level 2 Securities
Corporate debt securities	-	30,511	46,830	77,341	-	8,054	2,825	10,879
Municipal debt securities	-	2,341	-	2,341	-	1,225	-	1,225
Total Level 2 Securities	-	32,852	46,830	79,682	-	9,279	2,825	12,104
Total	$18,152	$59,497	$48,830	$126,479	$8,164	$22,171	$2,825	$33,160

Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. Realized losses reported in interest and other income in the accompanying unaudited consolidated statements of operations were $399 and $403, in the three and nine months ended September 30, 2021, respectively. Realized gains were not significant in the three and nine months ended September 30, 2020. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the three and nine months ended September 30, 2021 and 2020. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as Short-term investments in debt securities in the accompanying unaudited consolidated balance sheets.

The following tables summarize the Company’s corporate and government debt securities:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$78,755	$-	$(1,414)	$77,341
U.S. Government	28,643	2	-	28,645
Municipalities	2,342	-	(1)	2,341

Total	$109,740	$2	$(1,415)	$108,327

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$10,867	$14	$(2)	$10,879
U.S. Government	18,892	1	(2)	18,891
Municipalities	1,226	-	(1)	1,225

Total	$30,985	$15	$(5)	$30,995

The fair value of the Company’s investments in corporate and government debt securities at September 30, 2021 by contractual maturity is as follows:

	September 30, 2021
	Amortized Cost	Estimated Fair Value

Due in one year or less	$59,982	$59,497
Due after one year through five years	49,758	48,830
Due after five years	-	-

Total	$109,740	$108,327

Warrants

As described in Note 6, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of September 30, 2021 and December 31, 2020 was as follows:

	As of September 30, 2021	As of December 31, 2020
Level 3
Private Placement Warrants	$14,520	$20,843
Total Level 3	$14,520	$20,843

Equity Method Investments

The Company applies the equity method of accounting to investments when it has the ability to exercise significant influence, but not control, over the investee. Significant influence is presumed to exist when the Company owns between 20% and 50% of the voting interests in the investee, but the Company also applies judgment regarding its level of influence over the investee by considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s equity method investments are initially reported at cost and then adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Equity interests income” in our unaudited consolidated statements of operations. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the unaudited consolidated statements of cash flows.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of its investees as of September 30, 2021 and determined that the Company’s proportionate economic interest in its investees was not impaired. The carrying value of the Company’s equity method investments is reported as “Investment in equity method investees” on the unaudited consolidated balance sheets.

Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)

In July 2021, the Company acquired 32% ownership in the Spiegel Venture for $3,260. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV and Autentic, operated two documentary channels, together with various subscription video-on-demand (“SVOD”) services, that provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of September 30, 2021. The Company’s carrying value for the Spiegel Venture was $3,719 as of September 30, 2021 and the Company’s equity in earnings of the Spiegel Venture was $155 for the three months ended September 30, 2021. The Company’s carrying value also includes capitalized transaction costs of $304 as of September 30, 2021.

The Company, Spiegel TV and Autentic entered into five agreements (collectively “the Spiegel Venture Agreements”), consisting of the Shareholder’s Agreement, the Partnership Agreement, the Service Agreement, the Distribution Agreement, and the Content Agreement. Refer to Note 12 for details of transactions between the Company and the Spiegel Venture during the three months ended September 30, 2021.

Watch Nebula LLC (“Nebula”)

On August 23, 2021, the Company purchased a 12% ownership interest in Watch Nebula LLC for $6,000. Nebula is an SVOD technology platform built for and by a group of content creators. The Company is committed to purchasing an additional 13% ownership interest through eight quarterly payments of $813, which after each payment, the Company will obtain an additional 1.625% of equity ownership interests. Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of September 30, 2021. The Company’s carrying value for Nebula was $6,084 as of September 30, 2021 and the Company’s equity in earnings of Nebula was not significant for the three months ended September 30, 2021. The Company’s carrying value also includes capitalized transaction costs of $74 as of September 30, 2021.

The Company and Nebula entered into three separate agreements (collectively the “Nebula Agreements”), consisting of the Membership Interest Purchase Agreement, Amended and Restated Operating Agreement, and the Bundled Marketing and Premium Tier Agreement. Refer to Note 12 for details of transactions between the Company and Nebula during the three months ended September 30, 2021.

Content assets, net

The Company acquires, licenses, and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. The content licenses are for a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within “Net cash used in operating activities” on the unaudited consolidated statements of cash flows.

The Company recognizes its content assets (licensed and produced) as “Content assets, net” on the unaudited consolidated balance sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

Based on factors including historical and estimated viewing patterns, the Company previously amortized the content assets (licensed and produced) in “Cost of revenues” on the unaudited consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. Starting July 1, 2021, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published on the Company’s platform, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts. Furthermore, the amortization of original content is more accelerated than that of licensed content. This change in estimated amortization patterns did not have a material impact on the amount of content amortization expense recorded during the three and nine months ended September 30, 2021. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

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

Revenue recognition

The following table sets forth the Company’s revenues disaggregated by type for the three and nine months ended September 30, 2021 and 2020, as well as the relative percent of each revenue type to total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

Subscriptions – O&O Service	$5,382	29%	$3,492	40%	$14,053	32%	$9,304	32%
Subscriptions – App Services	1,003	5%	890	10%	2,889	7%	2,596	9%
Subscriptions – Total	6,385	34%	4,382	50%	16,942	39%	11,900	41%

License Fees – Affiliates (1)	5,232	28%	4,227	48%	14,314	32%	12,300	44%
License Fees – Program Sales	6,159	33%	134	2%	11,676	27%	4,055	15%
License Fees – Total	11,391	61%	4,361	50%	25,990	59%	16,355	59%

Other – Total (1)	929	5%	1	0%	1,053	2%	5	0%

Total Revenues	$18,705		$8,744		$43,985		$28,260

(1)	For the three and nine months ended September 30, 2021, total related party revenue of $1.5 million consists of $0.6 million for content delivered included in License Fees – Affiliates and $0.9 million for technical and creative rebranding and marketing services rendered, which is included in Other revenue. See Note 12. There were no related party revenues for the three and nine months ended September 30, 2020.

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

Subscriptions — App Services

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

License Fees — Affiliates

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

License Fees — Program Sales

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

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2021 are as follows:

	Rest of year ending December 31,	For the twelve months ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Remaining Performance Obligations	$10,926	$10,124	$5,072	$3,649	$3,021	$126	$32,918

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $22,195 and $12,745 at September 30, 2021 and December 31, 2020, respectively. The increase in deferred revenues is primarily due to the growth in annual subscriptions from O&O and App Services, which require upfront annual payments, as well as an increase in the volume of program sales activity.

Revenues of $2,272 and $9,793 were recognized during the three and nine months ended September 30, 2021, related to the balance of deferred revenue at December 31, 2020.

Warrant liability

The Company classifies its Private Placement Warrants as liabilities as the terms of these warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. Such provisions would preclude the warrant from being classified in equity and thus the warrant is classified as a liability. The Private Placement Warrants are recorded at fair value on the unaudited consolidated balance sheets and changes in the fair value of the Company’s Private Placement Warrants in each period are reported in earnings.

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

Note 3 – Business Combinations

Acquisition of Now You Know Media, Inc. (“Learn25”)

On August 13, 2021, the Company consummated the acquisition of 100% ownership of Now You Know Media, Inc. (“Learn25”) pursuant to that certain Asset Purchase Agreement dated August 13, 2021 (“the Learn25 Acquisition Date”), by and among Learn25, Michael Bloom, a shareholder of Learn25, and the Company for fixed cash consideration of $1,512 (“the Learn25 Acquisition”), in addition to an earnout of up to $600 based on the achievement of certain revenue targets post-acquisition through fiscal year 2021. The earnout had an acquisition date fair value of $430 and is recorded in “Accrued expenses and other liabilities” on the unaudited consolidated balance sheets as of September 30, 2021. Learn25 provides access to hundreds of audio and video programs on history, science, psychology, health, religion, and other topics from various professors and subject-matter experts around the world.

At closing of the Learn25 Acquisition, the Company paid $1,362 of cash consideration with the remaining $150 to be held by the Company as a holdback for indemnification purposes. The holdback of $150 will be released twelve months after the Learn25 Acquisition Date and is recorded in Restricted cash and in Accrued expenses and other liabilities as of September 30, 2021 on the unaudited consolidated balance sheet.

The Learn25 Acquisition was accounted for as a purchase, with the results of operations from August 13, 2021, which were not material, of Learn25 included in the Company’s unaudited consolidated statement of operations. Based on a preliminary purchase price allocation, the purchase consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the Learn25 Acquisition Date as follows:

Prepaid expenses and other assets	$204
Content and intangibles	1,340
Goodwill	398
$1,942

The amounts allocated to Content and intangibles includes $1,000 of content which is being amortized over an estimated useful life of 3.5 years and $340 of various other intangible assets (the most significant of which was customer relationships) which are being amortized over useful lives ranging from 2 to 3 years. Content relates to the programs available on the Learn25 library. The cost approach was used to estimate the value of the content library as of the valuation date. The economic life was determined based on the lecturer’s average license period. Learn25 content is recorded as part of Content assets, net on the unaudited consolidated balance sheets.

Acquisition of One Day University

On May 11, 2021, the Company consummated the acquisition of 100% ownership of One Day University (ODU) pursuant to that certain Asset Purchase Agreement dated May 11, 2021 (“the ODU Acquisition Date”), by and among ODU and the Company for the aggregate consideration of $4,500 (“the ODU Acquisition”). ODU provides access to talks and lectures from professors at colleges and universities in the United States.

At closing of the ODU Acquisition, the Company paid $4,000 of cash consideration with the remaining $500 to be held by the Company as a holdback for indemnification purposes. The holdback of $500 will be released twelve months after the ODU Acquisition Date and is recorded in restricted cash and in accrued expenses and other liabilities as of September 30, 2021 on the unaudited consolidated balance sheets.

The ODU Acquisition was accounted for as a purchase, with the results of operations, which were not material, of ODU included in the Company’s unaudited consolidated results from May 11, 2021. Based on a preliminary purchase price allocation, the purchase consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the ODU Acquisition Date as follows:

Accounts receivable	$35
Property and equipment	11
Content and intangibles	2,300
Goodwill	2,565
Accounts payable	(3)
Deferred revenue	(408)
$4,500

The amounts allocated to content and intangibles has been attributed to the following categories and will be amortized over the useful lives of each individual asset identified on a straight-line basis as follows:

	Fair value	Estimated useful live (Years)

Content	$1,000	5

Customer relationships	700	3
Trademark	500	6.5
Covenant-not-to-compete	100	3
Total intangibles	1,300

Total content and intangibles	$2,300

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

For both acquisitions, the preliminary allocation of the estimated purchase price is based upon management’s estimates and is subject to revision, as a more detailed analysis of intangible assets, certain tangible assets, and other assets and liabilities is completed and additional information on the fair value of assets and liabilities becomes available, including receipt of final appraisals of the net assets acquired. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill and could impact the amounts of amortization expense. The Company used discounted cash flows analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation, including acquired intangible assets and contingent earnout liabilities. The Company measures the contingent earnout liabilities at fair value on the Learn25 Acquisition Date and on a recurring basis.

For both acquisitions, goodwill arises from the opportunity for synergies of the combined companies to grow and strengthen the Company’s content proposition by adding lectures from top professors and expanding the customer base. The acquisitions expand the Company’s subscription video on demand services by adding monthly and annual subscribers. The goodwill arising from these acquisitions is not amortized for financial reporting purposes but is deductible for federal tax purposes.

Intangible assets as of September 30, 2021 for both acquisitions were comprised of the following:

	Remaining Amortization Period		As of September 30, 2021
	ODU	Learn25	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark	6.1 Years	1.9 Years	$570	$35	$535
Covenant-not-to-compete	2.6 Years	2.9 Years	130	14	116
Customer relationships	2.6 Years	2.4 Years	940	101	839
Intangible assets, net			$1,640	$150	$1,490

Reverse merger acquisition

On October 14, 2020, the Company consummated the Merger, pursuant to the terms of the Merger Agreement dated August 10, 2020, with Legacy CuriosityStream surviving the merger as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), all (100%) of the issued and outstanding shares of capital stock of Legacy CuriosityStream were converted into an aggregate of 31,556,837 shares (the “Merger Shares”) of Common Stock. Pursuant to the Merger Agreement, 1,501,758 Merger Shares issued by the Company at closing would be held in escrow for a period of twelve months after the Closing Date to satisfy indemnification obligations and an additional 19,924 Merger Shares would be held in escrow pending final working capital calculations (collectively, the “Escrow Shares”). On February 22, 2021, the 19,924 Merger Shares held in escrow pending final working capital calculations were released and cancelled from escrow. Pursuant to the Merger Agreement, on October 18, 2021, the 1,501,758 Merger Shares held in escrow to satisfy indemnification obligations were released to the Legacy CuriosityStream shareholders. As of October 18, 2021, no Merger Shares remain held in escrow in connection with the Merger.

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

Note 4 — Content assets

Content assets consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Licensed content, net
Released, less amortization	$10,547	$9,985
Prepaid and unreleased	7,858	3,022
	18,405	13,007
Produced content, net
Released, less amortization	14,674	9,071
In production	28,633	10,848
In development and pre-production	25	-
	43,332	19,919
Total	$61,737	$32,926

As of September 30, 2021, $5,102, $3,027, and $1,251 of the $10,547 unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of September 30, 2021, $3,909, $3,779, and $3,504 of the $14,674 unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the three and nine months ended September 30, 2021 and 2020, respectively as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Licensed content	$2,091	$1,719	$5,369	$5,071
Produced content	5,063	390	8,774	1,734
	$7,154	$2,109	$14,143	$6,805

Note 5 — Line of credit and Paycheck Protection Program Loan

On February 12, 2020, the Company obtained a one-year $4,500 line of credit facility from a bank. The line of credit called for interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The loan carried an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was scheduled to be due upon the original loan maturity date of February 28, 2021. The line of credit facility was collateralized by cash of $4,500. During February 2021, the loan maturity date was extended to February 28, 2022. The Company’s line of credit of $4,500 was terminated on July 16, 2021.

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

The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. During the nine months ended September 30, 2020, $1,158 of loan proceeds were applied to cover payroll and non-payroll expenses per the PPP. As a result, general and administrative expenses during the period from May 1 to September 30, 2020 within the statement of operations were reduced by this amount. Should the Company’s loan forgiveness application be rejected, the Company may be required to repay all, or a portion of the funds received under the PPP under an amortization schedule through May 2025 with an annual interest rate of 1%. The Company believes it has met all the requirements under the PPP, and anticipates that it will not be required to repay any portion of the grant.

Note 6 — Redeemable convertible preferred stock and stockholders’ equity

Common Stock

In connection with the Business Combination, the Company amended and restated its certificate of incorporation. As of September 30, 2021 and December 31, 2020, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

On February 8, 2021, the Company consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which was exercised by the underwriters in full on February 5, 2021. The net proceeds from the Offering were $94,100, after deducting $6,811 in underwriting discounts and commissions. The Company also incurred and paid offering expenses in connection with the Offering of $707 during the nine months ended September 30, 2021.

Warrants

As of September 30, 2021, the Company had 3,054,203 Public Warrants (including 353,000 warrants issued in connection with the PIPE) and 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants and PIPE Warrants are equity-classified.

Following the consummation of the Business Combination, holders of the Public Warrants, Private Placement Warrants, and PIPE Warrants are entitled to acquire common stock of the Company. Each whole warrant entitles the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, beginning November 13, 2020, 30 days after the Closing Date. All Warrants will expire October 14, 2025, five years after the completion of the Business Combination.

The Company has the right to redeem the outstanding Public Warrants and PIPE Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

Warrant Type	Cash Exercise Price per Share	Warrants Outstanding 12/31/20	Warrants Exercised during the nine months ended 09/30/21	Warrants Outstanding 09/30/21

Public Warrants (CURIW) and PIPE Warrants	$11.50	7,786,589	(4,732,386)	3,054,203
Private Placement	$11.50	3,676,000	-	3,676,000
Total		11,462,589	(4,732,386)	6,730,203

The Company received total proceeds of $54,898 related to the exercise of Public Warrants of which $54,422 relate to warrants exercised during the nine months ended September 30, 2021 and $476 relate to warrants exercised in December 2020. There were no warrants exercised during the three months ended September 30, 2021.

The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying unaudited consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholder’s equity (deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model are as follows:

	As of September 30, 2021	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$10.54	$13.95
Expected volatility	51.00%	39.63%
Expected warrant term (years)	4.04	4.78
Risk-free interest rate	0.76%	0.36%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$3.95	$5.67

The change in fair value of the private placement warrant liability for the three and nine months ended September 30, 2021, resulted in a gain of $8,345 and $6,323, respectively.

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

Note 7 — Earnings (loss) per share

Basic and diluted earnings (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the respective periods. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and other potentially dilutive securities and the if-converted method for redeemable convertible preferred stock prior to the Merger. In computing diluted earnings (loss) per share, the average fair value of the Company’s common stock for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

	Three months ending September 30,		Nine months ending September 30,
	2021	2020	2021	2020

Numerator - Basic EPS:
Net income (loss)	$830	$(6,693)	$(26,229)	$(22,803)
Preferred dividends and accretion of issuance costs	-	(4,523)	-	(13,114)
Net income (loss) attributable to common stockholders - basic	830	(11,216)	(26,229)	(35,917)

Denominator - Basic EPS:
Weighted–average shares - basic	52,592,632	13,164,675	51,090,604	13,164,675

Net income (loss) per share attributable to common stockholders – basic	$0.02	$(0.85)	$(0.51)	$(2.73)

Numerator - Diluted EPS:
Net income (loss)	$830	$(6,693)	$(26,229)	$(22,803)
Preferred dividends and accretion of issuance costs	-	(4,523)	-	(13,114)
Decrease in fair value of Private Placement Warrants	(8,345)	-	(6,323)	-
Net loss attributable to common stockholders - diluted	(7,515)	(11,216)	(32,552)	(35,917)

Denominator - Diluted EPS:
Weighted–average shares - basic	52,592,632	13,164,675	51,090,604	13,164,675
Incremental common shares from assumed exercise of Private Placement Warrants	84,612	-	645,438	-
Weighted–average shares - diluted	52,677,244	13,164,675	51,736,042	13,164,675
Net loss per share attributable to common stockholders – diluted	$(0.14)	$(0.85)	$(0.63)	$(2.73)

For the three and nine months ended September 30, 2021 and 2020, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at September 30, 2021 and 2020.

Antidilutive shares excluded:	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Options	4,774,746	2,549,607	4,774,746	2,549,607
Restricted Stock Units	922,704	-	922,704	-
Warrants	3,054,203	-	3,054,203	-
Series A Preferred Stock	-	18,382,847	-	18,382,847
	8,751,653	20,932,454	8,751,653	20,932,454

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

The following table summarizes stock option and restricted stock unit (RSU) activity for the nine months ended September 30, 2021:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	2,538,648	4,710,717	$7.06	413,277	$9.21
Granted (1)	(834,568)	284,582	14.78	549,986	13.79
Options exercised and RSUs vested	-	(118,458)	4.06	(21,753)	13.14
Forfeited or expired	120,901	(102,095)	4.11	(18,806)	11.66

Outstanding at September 30, 2021	1,824,981	4,774,746	$7.59	922,704	$11.83

(1)	Included in options granted during the nine months ended September 30, 2021, is a total of 152,358 fully vested options with an exercise price of $16.42 and a five-year contractual term, which resulted in compensation expense totaling $0.9 million being recorded upon grant. Such options were granted during the three months ended March 31, 2021.

The intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $106 and $1,371, respectively. There were 8,837 options exercised during the three and nine months ended September 30, 2020.

Options and RSUs historically have a four-year vesting period with 25% of the shares vesting on each anniversary date. Grants during the nine months ended September 30, 2021 generally have a four-year vesting period with options vesting quarterly or monthly and RSUs vesting monthly. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.

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

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Dividend yield	0%	N/A	0%	0%
Expected volatility	60%	N/A	60%	60%
Expected term (years)	6.25	N/A	2.50-6.25	6.25
Risk-free interest rate	1.01%	N/A	0.14%-1.11%	0.45%-1.72%
Weighted average grant date fair value	$6.51	N/A	$6.58	$2.16
Stock-based compensation - Options	$882	$492	$3,611	$1,256
Stock-based compensation - RSUs	$704	$-	$1,835	$-

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

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with no foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

United States	$10,665	57%	$6,766	77%	$29,931	68%	$22,835	81%
International	8,040	43%	1,978	23%	14,054	32%	5,425	19%
	$18,705	100%	$8,744	100%	$43,985	100%	$28,260	100%

Note 10 — Commitments and contingencies

Content commitments

At September 30, 2021, the Company had $25,294 of content obligations comprised of $7,506 included in current content liabilities in the accompanying unaudited consolidated balance sheets, and $17,788 of obligations that are not reflected in the accompanying unaudited consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets (see Note 4). Content obligations of $21,866 and $3,428 are expected to be paid during the three months ending December 31, 2021 and the year ending December 31, 2022, respectively.

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

Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $22,685 as of September 30, 2021, of which $9,173, $13,012 and $500 are expected to be paid during the three months ending December 31, 2021, the year ending December 31, 2022 and the year ending December 31, 2023, respectively.

Operating leases

The Company leases corporate office space in Silver Spring, Maryland. The lease expires February 28, 2033. The terms of the lease include a rent abatement period of ten months and a tenant improvement allowance of $93 and $295 for 2020 and 2021, respectively.

Total rent paid under the terms of the lease was $132 and $45 for the three months ended September 30, 2021 and 2020, respectively. Total rent paid was $176 and $318 for the nine months ended September 30, 2021 and 2020, respectively. Rent expense has been calculated on a straight-line basis over the term of the lease. Accordingly, rent expense included in general and administrative expenses in the accompanying consolidated statements of operations was $120 and $132 for the three months ended September 30, 2021, and 2020, respectively, and rent expense was $377 and $398 for the nine months ended September 30, 2021, and 2020, respectively. The rent and sublease rental income future minimum lease payments for the above operating lease are as follows:

	CuriosityStream rent	Sublease rental income	Net rent

Remainder of three months ending December 31, 2021	$131	$(13)	$118

Years Ending December 31,
2022	530	(53)	477
2023	543	(54)	489
2024	557	(56)	501
2025	571	(57)	514
Thereafter	4,531	(453)	4,078

	$6,863	$(686)	$6,177

Note 11 — Income taxes

The Company recorded a provision for income taxes totaling $49 and $41 for the three months ended September 30, 2021 and 2020, respectively, and $128 and $118 for the nine months ended September 30, 2021 and 2020, respectively, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Note 12 — Related Parties Transactions

As described in Note 2, the Company entered into the Spiegel Venture agreements and during the three and nine months ended September 30, 2021, the Company recognized total revenues of $1,500 for services rendered and content delivered to the Spiegel Venture. The Company also licenses certain content from the Spiegel and Autentic per the Content Agreement for which $828 was recorded as content assets during the three and nine months ended September 30, 2021.

As described in Note 2, the Company and Nebula entered into the Nebula Agreements and during the three and nine months ended September 30, 2021, the Company incurred $293 in revenue share related to the Bundled Marketing and Premium Tier Agreement which is recorded in cost of revenue on the unaudited consolidated statement of operations.

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

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “hope,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”). We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Overview

CuriosityStream is a media and entertainment company that offers premium video programming across the entire category of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVoD platforms, as well as via bundled content licenses for SVoD and linear offerings, partner bulk sales, brand partnerships and content sales. We are well-positioned for growth as a digital-native video platform monetizing content across this broad revenue stack. We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six products and services: Direct to Consumer, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Other. For the nine months ended September 30, 2021, Direct to Consumer and Corporate & Association Partnerships together represented approximately 39% of our revenue, followed by Bundled Distribution (approximately 25% of our revenue) and Partner Direct Business (approximately 7% of our revenue), Program Sales (approximately 27% of our revenue) and Other (approximately 2% of our revenue). Our product and service lines and channels through which we generate revenue are described in further detail below.

Our content library features more than 3,600 nonfiction episodes, including more than 1,000 original, commissioned or co-produced documentaries, of short-form, mid-form and long-form duration, with an estimated $1 billion in original production value. Our content, approximately one-third of which is originally produced and the other two-thirds of which is licensed programming, is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox. Our Direct Service is available to any household in the world with a broadband connection for $2.99 per month or $19.99 per year for high definition resolution, or $9.99 per month or $69.99 per year for service in 4K.

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

In addition to our Direct and Partner Direct Businesses, we have affiliate relationships with MVPDs and Bundled MVPD Partners to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber. Bundled distribution includes the distribution agreement with the Spiegel Venture.

Our Corporate & Association Partnerships business to date has been comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” To date, over 30 companies have purchased annual subscriptions at bulk discounts for their employees.

The Other products and services category contains mainly the services performed related to the Spiegel Venture and sponsorships. In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns would offer companies the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads. We believe the impressions accumulated in these multi-faceted campaigns would roll up to verifiable metrics for the clients. We executed on two such sponsorships in the last quarter of 2020: one in the financial services sector as well as a brand in the health and fitness sector.

The sixth line of business in our revenue stack is our Program Sales Business. We are able to sell to media companies a collection of our existing titles in a traditional program sales deal. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates program sales revenue.

Recent Developments

Equity Financing

On February 8, 2021, we consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which over-allotment option was exercised by the underwriters in full on February 5, 2021. The net proceeds to us from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred and paid offering expenses in connection with the Offering of $0.7 million during the nine months ended September 30, 2021. The Offering was made pursuant to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021 and declared effective on February 3, 2021. During the nine months ended September 30, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants. The receipt of the net proceeds from the Offering as well as proceeds received from the exercise of Public Warrants during the nine months ended September 30, 2021 has resulted in a significant cash balance that has mitigated the Company’s potential capital risk. There were no warrants exercised during the three months ended September 30, 2021.

Asset Purchase Agreements

On August 13, 2021, the Company consummated the acquisition of 100% ownership of Learn25 pursuant to that certain Asset Purchase Agreement, dated August 13, 2021, by and among Learn25, Michael Bloom, a shareholder of Learn25, and the Company for fixed cash consideration of approximately $1.5 million in addition to an earnout capped at $0.6 million. Learn25 provides access to hundreds of audio and video programs on history, science, psychology, health, religion, and other topics from various professors and subject-matter experts around the world. The acquisition complements and enhances the Company’s offering of premium factual content and provides additional long-term revenue and promotional opportunities by connecting directly with new audiences in new formats.

Partnership with SPIEGEL TV

On July 29, 2021, the Company acquired a 32% ownership in Spiegel TV Geschichte und Wissen GmbH & Co. KG for $3.3 million, expanding its European footprint through a partnership with SPIEGEL TV, the subsidiary of the German media conglomerate SPIEGEL, and its partner, Autentic, a factual content producer and distributor. Germany is the Company’s top non-English-speaking market, and the partnership expands the Company’s reach through the addition of hundreds of hours of German-dubbed programming to the Company’s SVoD service as well as a rebranded linear channel in German-speaking Europe.

Nebula Investment

On August 23, 2021, the Company purchased a 12% ownership interest in Watch Nebula LLC for $6.0 million with the ability to purchase an additional 13% ownership interest for a total 25% stake, for a total of $12.5 million (through eight quarterly payments of $0.8 million). The additional equity investment can be made or declined on a quarterly basis, or accelerated at any time. The Company obtained 25% representation on Nebula’s board of directors, providing the Company with significant influence, but not a controlling interest.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” section set forth in Amendment No. 1 to our 2020 Annual Report on Form 10-K/A for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, and international travel has been severely curtailed. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. In addition, COVID-19 vaccinations have been increasing, including as a result of the approval of vaccine boosters, access to the vaccine for school-aged children, and the implementation of vaccine requirements by certain public sector and private sector employers. Notwithstanding, there remains significant resistance to vaccination in certain geographies and among certain groupings of people. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, notably by the “delta” variant of the virus, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

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

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from Direct Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”) and (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”). As of September 30, 2021, we had approximately 20 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers and Bundled MVPD Subscribers.

Since the Company was founded in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We charge $2.99 per month or $19.99 dollars per year for our Direct Service in high-definition resolution or $9.99 per month or $69.99 per year for service in 4K. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a revenue share or license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. As of September 30, 2021, licensed content represented 2,593 titles and original titles represented 1,028 titles. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

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

Results of Operations

The financial data in the following tables set forth selected financial information derived from our unaudited consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 and shows our results of operations as a percentage of revenue or as a percentage of costs. We conduct business through one operating segment, CuriosityStream Inc.

Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,
	2021		2020		$ Change	% Change
	(unaudited)
	(in thousands)
Revenues:
Subscriptions	$6,385	34%	$4,382	50%	$2,003	46%
License fee	11,391	61%	4,361	50%	7,030	161%
Other	929	5%	1	0%	928	n/m
Total Revenues	$18,705	100%	$8,744	100%	9,961	114%
Operating expenses:
Cost of revenues	9,553	35%	3,411	22%	6,142	180%
Advertising and marketing	9,320	35%	7,800	50%	1,520	19%
General and administrative	8,058	30%	4,286	28%	3,772	88%
Total operating expenses	$26,931	100%	$15,497	100%	$11,434	74%
Operating loss	(8,226)		(6,753)		(1,473)	22%
Change in fair value of liability	8,345		-		8,345	n/m
Interest and other income	595		101		494	489%
Equity interests income	165		-		165	n/m
Income (loss) before income taxes	$879		$(6,652)		$7,531	(113)%
Provision for income taxes	49		41		8	20%
Net income (loss)	$830		$(6,693)		$7,523	(112)%

n/m -percentage not meaningful

Revenue

Revenue for the three months ended September 30, 2021, and 2020 was $18.7 million and $8.7 million, respectively. The increase of $10.0 million, or 114% is due to a $2.0 million increase in subscription revenue, a $7.0 million increase in license fee revenue, and $0.9 million increase in other revenue. The increase in subscription revenue of $2.0 million resulted from an increase of $2.3 million in subscriber fees received by us from Direct subscribers for annual plans offset by a $0.3 million decrease in Corporate & Association Partnership sales. The increase of $7.0 million in license fees resulted primarily from a $6.1 million increase in revenue from Program Sales for delivery of titles made during the period and a $0.7 million increase in bundled distribution. The remaining increase of $0.2 million in license revenue is due to an increase in revenue from Partner Direct sales. The increase in other revenue of $0.9 million is due primarily to a new services agreement entered into with an affiliate during the three months ended September 30, 2021.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, and 2020 were $26.9 million and $15.5 million, respectively. This increase of $11.4 million, or 74%, primarily resulted from the changes in the components of our operating expenses described below:

Cost of Revenues: Cost of revenues for the three months ended September 30, 2021 increased to $9.5 million from $3.4 million for the three months ended September 30, 2020. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $6.1 million, or 180%, is due primarily to the increase in content amortization of $5.0 million, of which $4.4 million is due to accelerated content amortization related to our program sales contracts during the three months ended September 30, 2021 with no comparable activity in the three months ended September 30, 2020. The remaining increase in cost of revenues is due to slight increases in hosting and streaming delivery costs, processing and distribution fees, and subtitling and broadcast costs. The increase of cost of revenues is consistent with the increase in revenue during the three months ended September 30, 2021.

Advertising and Marketing: Advertising and marketing expenses for the three months ended September 30, 2021 increased to $9.3 million from $7.8 million for the three months ended September 30, 2020. This increase of $1.5 million, or 19%, was principally due to an increase in digital advertising of $2.0 million and an increase in radio advertising of $0.4 million. This overall increase is partially offset by a decrease of $0.4 million in TV advertising, a decrease of $0.3 million in partner platform advertising and a decrease of $0.1 million in brand awareness advertising when compared to the third quarter of 2020.

General and Administrative: General and administrative expenses for the three months ended September 30, 2021 increased to $8.1 million from $4.3 million for the three months ended September 30, 2020. This increase of $3.8 million, or approximately 88%, was primarily due to an increase of $1.1 million in stock-based compensation in the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Also, an increase of $0.7 million in salaries and benefits and bonus is attributable to the increased headcount for the current period when compared to the third quarter of 2020. The remaining increase in general and administrative cost is primarily due to an increase of $0.9 million related for professional fees, increase of $0.4 million related to insurance costs and increase of $0.3 million related to licenses and subscriptions. During the three months ended September 30, 2020, the Company applied the remaining proceeds of the PPP loan of $0.2 million to reduce qualifying general and administrative costs, whereas there was no such activity during the three months ended September 30, 2021. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the three months ended September 30, 2021 and 2020 was $8.2 million and $6.8 million, respectively. The increase of $1.4 million, or approximately 22%, in operating loss resulted from the increase in revenue of $10.0 million, or 114%, offset by the increase in operating expenses of $11.4 million, or 74%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as described above.

Change in Fair Value of Warrant Liability

For the three months ended September 30, 2021, the Company recognized a $8.3 million gain related to the change in fair value of the warrant liability, which was due to a decrease in the fair value of the Private Placement Warrants during the three months ended September 30, 2021. There was no comparable activity in the prior year period.

Interest and Other Income

Interest and other income for the three months ended September 30, 2021 increased $0.5 million compared to the same period in 2020, primarily due to interest income related to the purchase of investments.

Equity Interests Income

For the three months ended September 30, 2021, the Company recognized $0.2 million in income from equity method investments. There was no comparable activity in the prior year period.

Provision for Income Taxes

Due to our loss from operations in each of the three months ended September 30, 2021 and 2020, we had a provision for income taxes of $49 thousand and $41 thousand, respectively. This increase was primarily due to an increase in foreign withholding tax expense as a result of the increase in contracts executed with third parties in foreign jurisdictions in the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Income (Loss)

Net income for the three months ended September 30, 2021 was $0.8 million compared to a net loss of $6.7 million for the three months ended September 30, 2020. The increase of $7.5 million, or approximately 112%, resulted from the increase in revenue, change in the fair value of the warrant liability, and equity in income of equity method investments partially offset by the increase in operating expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as described above.

Comparison of the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021		2020		$ Change	% Change
	(unaudited)
	(in thousands)
Revenues:
Subscriptions	$16,942	39%	$11,900	42%	$5,042	42%
License fee	25,990	59%	16,355	58%	9,635	59%
Other	1,053	2%	5	0%	1,048	n/m
Total Revenues	$43,985	100%	$28,260	100%	$15,725	56%
Operating expenses:
Cost of revenues	19,433	25%	10,748	21%	8,685	81%
Advertising and marketing	33,089	42%	28,809	56%	4,280	15%
General and administrative	25,943	33%	11,907	23%	14,036	118%
Total operating expenses	$78,465	100%	$51,464	100%	$27,001	52%
Operating loss	(34,480)		(23,204)		(11,276)	49%
Change in fair value of warrant liability	6,323		-		6,323	n/m
Interest and other income	1,891		519		1,372	264%
Equity interests income	165		-		165	n/m
Loss before income taxes	$(26,101)		$(22,685)		$(3,416)	15%
Provision for income taxes	128		118		10	8%
Net loss	$(26,229)		$(22,803)		$(3,426)	15%

n/m - percentage not meaningful

Revenue

Revenue for the nine months ended September 30, 2021 and 2020 was $44.0 million and $28.3 million, respectively. The increase of $15.7 million, or 56% is due to a $5.0 million increase in subscription revenue, a $9.6 million increase in license fee revenue, and a $1.0 million increase in other revenue. The increase in subscription revenue of $5.0 million resulted from an increase of $5.9 million in subscriber fees received by us from Direct subscribers for annual plans offset by a $0.9 million decrease in Corporate & Association Partnership sales. The increase of $9.6 million in license fees resulted primarily from a $7.9 million increase in revenue from Program Sales for delivery of titles made during the period. The remaining increase of $1.7 million on license revenue is due to an increase of $0.9 million in revenue from Partner Direct Business and an increase of $0.8 million in revenue from Bundled MVPD partners, in each case as a result of an increase in the number of users and/or subscribers for our service. The increase in other revenue of $1.0 million is primarily due to new services agreement entered into with an affiliate during the nine months ended September 30, 2021.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 and 2020 were $78.5 million and $51.5 million, respectively. This increase of $27.0 million, or 52%, primarily resulted from the changes in the components of our operating expenses described below:

Cost of Revenues: Cost of revenues for the nine months ended September 30, 2021 increased to $19.4 million from $10.7 million for the nine months ended September 30, 2020. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $8.7 million, or 81%, is due primarily to the increase in content amortization of $7.3 million, of which $5.9 million is due to accelerated content amortization related to our program sales contracts during the nine months ended September 30, 2021 when compared to the prior year period. The remaining increase in cost of revenues is due to slight increases in hosting and streaming delivery costs, processing and distribution fees, and subtitling and broadcast costs (total increase of $1.4 million). The increase of cost of revenues is consistent with the increase in revenue during the nine months ended September 30, 2021.

Advertising and Marketing: Advertising and marketing expenses for the nine months ended September 30, 2021 increased to $33.1 million from $28.8 million for the nine months ended September 30, 2020. This increase of $4.3 million, or 15%, was principally due to an increase in digital advertising of $5.0 million, an increase in radio advertising of $1.9 million and an increase in partner platform advertising of $0.7 million, partially offset by a decrease of $2.9 million in TV advertising and a decrease of $0.3 million in brand awareness advertising when compared to the prior period.

General and Administrative: General and administrative expenses for the nine months ended September 30, 2021 increased to $25.9 million from $11.9 million for the nine months ended September 30, 2020. This increase of $14.0 million, or approximately 118%, was primarily due to an increase of $3.9 million in stock-based compensation in the period when compared to the nine months ended September 30, 2020. Of this increase related to stock-based compensation, $3.0 million is due to the recurring recognition of compensation expense over the service period and $0.9 million is due to the immediate recognition of stock-based compensation expense of a fully vested award granted in January 2021 to an executive. Also, an increase of $3.1 million in salaries and benefits and $0.4 million in bonuses is attributable to the increased headcount of mid to senior management hires for the current period when compared to the prior period. The remaining increase in general and administrative cost is primarily due to an increase of $3.2 million related to professional fees, increase of licenses and subscriptions of $0.7 million and $1.2 million related to insurance costs. During the nine months ended September 30, 2020, the Company applied the proceeds of the PPP loan of $1.1 million to reduce qualifying general and administrative costs, whereas there was no such activity during the nine months ended September 30, 2021. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the nine months ended September 30, 2021 and 2020 was $34.5 million and $23.2 million, respectively. The increase of $11.3 million, or approximately 49%, in operating loss resulted from the increase in revenue of $15.7 million, or 56%, offset by the increase in operating expenses of $27.0 million, or 52%, in each case during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as described above.

Change in Fair Value of Warrant Liability

For the nine months ended September 30, 2021, the Company recognized a $6.3 million gain related to the change in fair value of the warrant liability, which was due to a decrease in the fair value of the Private Placement Warrants during the nine months ended September 30, 2021. There was no comparable activity in the prior year period.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2021 and 2020 increased $1.4 million compared to the same period in 2020, primarily due to interest income related to the purchase of investments.

Equity Interests Income

For the nine months ended September 30, 2021, the Company recognized $0.2 million in income from equity method investments. There was no comparable activity in the prior year period.

Provision for Income Taxes

Due to our loss from operations in each of the nine months ended September 30, 2021 and 2020, we had a provision for income taxes of $128 thousand and $118 thousand, respectively. This increase was primarily due to an increase in foreign withholding tax expense as a result of the increase in contracts executed with third parties in foreign jurisdictions in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the nine months ended September 30, 2021 and 2020 was $26.2 million and $22.8 million, respectively. The increase of $3.4 million, or approximately 15%, resulted primarily from the increase in operating expenses, partially offset by an increase in revenue, the change in fair value of the warrant liability, as well as an increase in interest and other income, in each case during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as described above.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents, including restricted cash, of $23.7 million. For the nine months ended September 30, 2021, we incurred a net loss of $26.2 million and used $41.8 million of net cash in operating activities, while investing activities used $100.7 million of net cash and financing activities provided $148.7 million of net cash.

Through the date of the Merger, we financed our operations primarily from the net proceeds of our sale of Series A Preferred Stock in November and December 2018. An additional source of liquidity included borrowings under our Line of Credit Facility with a bank (the “Line of Credit”). This Line of Credit provided for borrowings of up to $4.5 million with interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The Line of Credit carried an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was due when the Line of Credit matured on February 28, 2022, following the execution of a one-year extension during February 2021. The Line of Credit was collateralized by cash of $4.5 million that is held in restricted cash in current assets on the unaudited consolidated balance sheet. The Line of Credit was terminated on July 16, 2021.

On February 8, 2021, we consummated the Offering. The net proceeds from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred offering expenses in connection with the Offering of $0.7 million, all of which was paid during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants. There was no exercise of Public Warrants during the three months ended September 30, 2021.

We believe that our cash flows from financing, combined with our current cash and investment levels and available borrowing capacity, will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months, as evidenced by our cash flows from financing activities and cash and investment balances as of September 30, 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further financing under the current market conditions.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the periods indicated:

	For the nine months ended September 30,
	2021	2020
	(unaudited)
	(in thousands)

Net cash used in operating activities	$(41,797)	$(35,503)
Net cash (used in) provided by investing activities	(100,610)	35,718
Net cash provided by (used in) financing activities	148,700	(660)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,293	$(445)

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the nine months ended September 30, 2021 and 2020, we recorded a net cash outflow from operating activities of $41.8 million and $35.5 million, respectively, or an increased outflow of $6.3 million, or 18%. The increased outflow from operating activities was primarily due to an increase in the investment of content assets of $27.0 million, increase in the change in fair of warrant liability of $6.3 million, increase in the change in accounts receivable of $2.0 million, increase in equity interests income of $0.2 million and increase in net loss of $3.4 million partially offset by an increase in amortization of content assets of $7.3 million, increase in the change in deferred revenue of $7.3 million, increase in the change in content liabilities of $6.5 million, increase in the change in accounts payable of $5.2 million, increase in stock-based compensation expense of $4.2 million, increase in the change in accrued expenses and other liabilities of $0.4 million, increase in the change in other assets of $1.0 million and increase in amortization and depreciation of assets of $0.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Cash Flow from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

During the nine months ended September 30, 2021 and 2020, we recorded a net cash outflow from investing activities of $100.6 million and a net cash inflow from investing activities of $35.7 million, respectively, or an increased cash outflow of $136.3 million. The increase in cash outflow from investing activities was primarily due to the purchases of available for sale investments of $151.9 million, partially offset by sales and maturities of $15.7 million and $50.8 million respectively, during the nine months ended September 30, 2021 compared to the purchase of available for sale investments of $12.2 million, sales and maturities of investments of $39.7 million and $8.5 million, respectively, during the nine months ended September 30, 2020. The Company also had cash outflows of $5.4 million related to the acquisition of Learn 25 and One Day University, outflows of $9.3 million related to the equity investments in Spiegel and Nebula and $0.3 million of capitalized transaction cost related to the equity investments during the nine months ended September 30, 2021, with no comparable activity during the nine months ended September 30, 2020.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, we recorded net cash inflow from financing activities of $148.7 million, which was attributable to the receipt of proceeds from the Offering of $94.1 million (net of $6.8 million of underwriting discounts and commissions) and the exercise of warrants of $54.9 million, partially offset by the payments of transaction costs related to the Offering of $0.7 million incurred during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, financing cash activities were limited to borrowings of $8.3 million and repayments of $7.3 million on the Line of Credit and payments of $1.6 million for offering costs related to the reverse merger acquisition.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Content Assets

The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. The content licenses are for a fixed fee and specific windows of availability. Payments for content, including additions to content library and the changes in related liabilities, are classified within “Net cash used in operating activities” on the unaudited consolidated statements of cash flows.

The Company recognizes its content library (licensed and produced) as “Content assets, net” on the unaudited consolidated balance sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

Based on factors including historical and estimated viewing patterns, the Company previously amortized the content assets (licensed and produced) in “Cost of revenues” on the unaudited consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. Starting July 1, 2021, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published on the Company’s platform, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts. Furthermore, the amortization of original content is more accelerated than that of licensed content. This change in estimated amortization patterns did not have a material impact on the amount of content amortization expense recorded during the three and nine months ended September 30, 2021. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

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

Subscriptions — App Services

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

License Fees — Affiliates

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

License Fees — Program Sales

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2021 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the Evaluation Date.

On April 12, 2021, the staff of the SEC issued an SEC Staff Statement (the “SEC Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, there was a material weakness in controls related to the classification and accounting for warrants issued by a SPAC, which did not operate effectively to appropriately apply the provisions of ASC 815.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for warrants issued by SPACs.

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

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 7, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	10/15/2020
3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	10/15/2020
10.1	CuriosityStream Inc. Severance Pay Plan for Executive Officers, dated October 6, 2021	8-K	001-39139	10.1	10/08/2021
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS**	Inline XBRL Instance Document					X
101. SCH	Inline XBRL Taxonomy Extension Schema Document					X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

*	This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: November 12, 2021	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)