Form 10-K
period 2021-12-31
CuriosityStream Inc.
filed 2022-03-31
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $13.64 reported on The NASDAQ Capital Market, was approximately $384.4 million.

As of March 29, 2022, there were 52,761,542 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting”), expected to be filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2022 (and, in any event, not later than 120 days after the close of our last fiscal year), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

CURIOSITYSTREAM INC.

i

Part I

CERTAIN DEFINED TERMS

Each of the terms the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to CuriosityStream Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.

In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:

“App Services” means applications developed for iOS, Android, streaming media players and smart tv operating systems.

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

“Direct Service” or “Direct to Consumer Business” means App Services together with O&O Service.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“GAAP” means United States generally accepted accounting principles, consistently applied, as in effect from time to time.

“IPO” means SAQN’s initial public offering of Units consummated on November 22, 2019.

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

“Omnibus Incentive Plan” means our 2020 Omnibus Incentive Plan.

“Partner Direct Service” or “Partner Direct Business” means, collectively, MVPDs that include Comcast and Cox, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV.

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

“Sponsor” means the Company’s former sponsor, Software Acquisition Group LLC.

“Sponsorship & Advertising Business” means the Company’s business of developing integrated digital brand partnerships.

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

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. Although the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws, you are advised to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of the Company to:

●	suggest and serve content to its subscriber base;

●	meet the needs of distributor partners;

●	increase and retain its subscriber base and increase subscriber hours;

●	enter into integrated partnerships with corporate partners and advertisers;

●	develop integrated brand partnerships;

●	attract and retain sponsors;

●	effectively market for online sponsorship;

●	anticipate trends in video consumption;

●	compete for subscribers and sponsorship spending with other content services;

●	protect against the loss, misuse, and alteration of customers’ personally identifiable information;

●	meet future liquidity requirements;

●	continue operating under existing laws and licensing regimes;

●	license content at favorable rates;

●	anticipate the uncertainties inherent in the development of new business lines and business strategies;

●	implement and maintain health and safety initiatives in light of the COVID-19 pandemic;

●	identify, recruit, retain, incentivize and integrate existing and new employees, advisors and consultants;

●	attract, train and retain effective officers, key employees and directors;

●	increase brand awareness;

●	upgrade and maintain information technology systems, including backup systems;

●	compete in the factual subscription video on-demand category;

●	acquire, and enhance the capabilities of, its intellectual property;

●	protect its intellectual property by relying on confidentiality and license agreements with our employees, consultants and third parties, and on trademark and copyright laws;

●	broaden and stabilize its sources of revenue;

●	obtain additional capital, including use of the debt market and through the issuance of various types of securities;

●	enhance future operating and financial results;

●	meet international and education market expansion plans, including by managing and adjusting its business to address varying international markets;

●	comply with laws and regulations applicable to its business;

●	stay abreast of modified or new laws and regulations applying to its business, including copyright and privacy regulation;

●	improve its review process for complex securities and related accounting standards;

●	negotiate content and other licensing agreements;

●	invest in content and marketing, including investments in original programming;

●	invest in corporate infrastructure, including adding personnel and systems to its administrative and revenue-generating functions;

●	maintain key strategic relationships with partners and distributors;

●	anticipate and respond to uncertainties associated with product and service development and market acceptance; and

●	anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	an inability to maintain and develop new and existing revenue-generating relationships and partnerships or to significantly increase its subscriber base and retain customers;

●	a failure to develop, acquire and maintain an adequate breadth and depth of content;

●	the Company’s inability to protect its intellectual property;

●	the impact of content and pricing changes on subscriber growth;

●	increased competition in the subscription video on-demand segment;

●	the possibility that the Company may be unable to access financing sources;

●	a failure to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

●	adverse changes in applicable laws or regulations, including but not limited to privacy laws, securities regulations and accounting standards;

●	a failure to maintain adequate privacy and data security systems and protocols;

●	general economic conditions and economic conditions specific to the internet, online commerce and the media industry;

●	adverse effects that COVID-19 and governmental responses thereto may have on the Company and/or the economy in general; and

●	other risks and uncertainties set forth in “Risk Factors”.

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our results to vary from expectations. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	If our efforts to attract and retain users are not successful, our business will be adversely affected.

●	The ongoing coronavirus (COVID-19) pandemic and the various responses to contain it has harmed our industry, disrupted our business, increased our costs, led to delays in content releases and may continue to impact our business and results of operations, as well as our ability to raise additional capital;

●	Labor shortages could adversely affect our results of operations;

●	We have a limited operating history and history of net losses, and we anticipate that we will experience net losses for the foreseeable future;

●	Our operating results are expected to be difficult to predict based on a number of factors that also may affect our long-term performance;

●	If we are not able to manage our growth, our business could be adversely affected;

●	Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments;

●	Certain of our growth strategies are untested, unproven or not yet fully developed;

●	If we experience excessive rates of user churn, our revenues and business will be harmed;

●	If our efforts to build a strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results may be adversely affected;

●	We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects;

●	We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license and/or distribute through our service;

●	We rely upon a number of partners to make our service available on their platforms and devices;

●	We are subject to payment processing risk;

●	Distributors’ failure to promote our content could adversely affect our revenue and could adversely affect our business results;

●	If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain users, and our operating results may be adversely affected;

●	Changes in competitive offerings for video entertainment, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business;

●	If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses;

●	Changes in how we market our service, or increases in our advertising rates, could adversely affect our marketing expenses and user levels may be adversely affected;

•	We may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts;

●	Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ability to capture advertising spend;

●	Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business;

●	We rely on subscription data provided by our third-party distributors and platform partners that has not been independently verified and inaccuracies in that data may seriously harm and adversely affect our reputation and our business;

●	Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations, which strategy could have an adverse impact on our business, operating results and financial condition;

●	If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected;

●	We may not be able to generate sufficient cash to service our obligations and any debt we may incur in the future;

●	If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted;

●	We could be subject to economic, political, regulatory and other risks arising from our international operations; and

●	Our stock price may change significantly and you could lose all or part of your investment as a result.

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

Corporate History and Background

On October 14, 2020 (the “Closing Date”), CuriosityStream Inc., a Delaware corporation (formerly named Software Acquisition Group Inc.), consummated a merger pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2020, by and among Software Acquisition Group Inc., CS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Software Acquisition Group Inc. (“Merger Sub”), CuriosityStream Operating Inc., a Delaware corporation (which has been re-named Curiosity Inc. following the Business Combination) (“Legacy CuriosityStream”), and Hendricks Factual Media LLC, a Delaware limited liability company (“HFM”). The transactions consummated pursuant to the Merger Agreement are referred to in this Annual Report on Form 10-K as the “Business Combination.” Upon the consummation of the Business Combination, Merger Sub merged with and into Legacy CuriosityStream, with Legacy CuriosityStream surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of Software Acquisition Group Inc. (the “Merger” and, the completion of the Merger, the “Closing”). In connection with the Closing, the registrant changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.”

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

Curiosity Stream’s award-winning video content library features thousands of nonfiction episodes, including more than 1,000 original, commissioned or co-produced documentaries, of short-form, mid-form and long-form duration. Our films are produced, co-produced or commissioned by us, or licensed through one of our content partnerships, such as with NHK in Japan, ZED in France and Terra Mater in Austria. Our programs are hosted by and feature scientists, experts and celebrities, such as Stephen Hawking, Sir David Attenborough, Sigourney Weaver and Patrick Aryee. Our programs have received four Emmy nominations, including an Emmy Award win for Stephen Hawking’s Favorite Places. Every title on our platform is available on-demand and, other than historical footage or classic documentaries, in high definition or 4K quality.

Through our acquisition in 2021 of One Day University, we also acquired more than 500 lectures from some of the most popular and acclaimed college and university professors in the United States, on topics ranging from American history to Broadway shows. In addition, through our acquisition of Learn25, we acquired approximately 5,000 episodes of audio content and about 1,250 video episodes, packaged as courses on factual topics ranging from religion to biographies to psychology. These acquisitions enable us to expand our offering of factual content into audio and educational courses, as well as package our products in special bundles for consumers and business customers.

In 2021, the Company entered into an enhanced strategic partnership with and investment into Nebula, an SVOD streaming service owned by Standard Broadcast LLC and its affiliated YouTube creators.  Nebula has more than 450,000 paying subscribers and over 140 creators with a combined more than 120 million YouTube subscribers.

Also in 2021, the Company partnered with SPIEGEL TV to accelerate international expansion of Curiosity Stream services, taking a one-third stake in the German joint venture owned by a German media company Spiegel and a German documentary producer Autentic.  The joint venture includes distribution of linear cable channel Curiosity Channel and a localized CuriosityStream SVOD service in German-speaking Europe.

Our Curiosity Stream video content, approximately one-third of which is originally produced with the remaining two-thirds consisting of licensed programming, is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox. Our service is available in more than 175 countries to any household with a broadband connection for $2.99 per month or $19.99 per year. We also provide a premium service for $9.99 per month or $69.99 per year. Over 85% of subscribers select annual subscription plans, which has reduced subscriber churn and facilitates our ability to learn and serve consumer preferences.

In addition, we have affiliate agreement relationships with, and our service is available directly from, MVPDs that include Comcast and Cox, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV, which we refer to as our “Partner Direct Service” or “Partner Direct Business.” The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms.

The technology associated with our Partner Direct Business is designed to facilitate a consistent user experience across the different interface platforms and operating system applications. We provide value for both our users and ourselves through our analytics algorithm and data collection system. Leveraging our database of anonymized user preferences, ratings and behavior, we are constantly refining our content recommendation engine to suggest and serve content to our customers.

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

Our Sponsorship & Advertising Business consists of developing integrated digital brand partnerships designed to offer the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads.

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

Our business model relies on the collaboration of (1) our content team, which works with more than 150 production companies and distributors across the world to create and acquire programming, (2) our legal and finance teams, which structure and formalize agreements, (3) our creative services and content operations teams, which develop all of the marketing materials, metadata and other assets associated with a piece of content, and (4) our content operations and technology teams, which then deliver our content and services to all manner of devices and streaming platforms for our Direct, Partner Direct, Bundled MVPD and other businesses.

Our revenue for the year ended December 31, 2021 was $71.3 million. Our net loss for the year ended December 31, 2021 was $37.6 million.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a more detailed discussion of our product and service lines and channels through which we generate revenue.

Competition

We compete for the time and attention of our users across different forms of media, including traditional broadcast, cable, satellite and internet-delivered video, other providers of SVoD services (e.g., Amazon Prime Video, Hulu, Netflix), other providers of in-home and mobile entertainment such as radio, music streaming services, and social media and networking websites. Many consumers maintain simultaneous relationships with multiple in-home entertainment providers and can easily shift spending from one provider to another.

We compete to attract, engage, and retain users with other content providers based on several factors, including: the user experience, content range and quality, ease of use of our platform, price, accessibility, perceptions of advertising load, brand awareness and reputation.

Many of our competitors enjoy competitive advantages such as greater brand recognition, legacy operating histories and larger marketing and content budgets, as well as greater financial, technical, human and other resources. However, we currently face limited competition in the factual SVoD category.

Seasonality

Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first quarter represents our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.

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

Our registered trademarks in the United States include “Curiosity,” “CuriosityStream” and “One Day University.”

We are the registrant of the internet domain name for our website, www.curiositystream.com, as well as others. We own rights to proprietary processes and trade secrets, including those underlying the CuriosityStream service.

Government Regulation

As a company conducting business on the internet, we are subject to several foreign and domestic laws and regulations relating to information and network security, data protection, privacy, and governmental access to data, among other things. Many of these laws and regulations are still evolving and could be interpreted, updated, or new laws passed in ways that could harm our business. In the area of information and network security and data protection, the laws in the United States, the European Union (the “EU”), and other jurisdictions globally can require specified actions to maintain the confidentiality, integrity and availability of networks and data. Additionally, laws in many U.S. states require companies to implement specific information security controls to protect certain types of personally identifiable information. Likewise, U.S. states, the EU, China, and other jurisdictions have laws in place requiring companies to notify users, regulators, and sometimes law enforcement if there is a security breach that compromises certain categories of information, including personal information and personally identifiable information.

We may also be subject to U.S. federal and state, EU and other foreign laws regarding privacy, the collection of data of minors, and the privacy of customer data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of customer information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws, obligations, or regulations globally could result in proceedings against us by governmental authorities, individuals, or others. Further, any failure by us to adequately protect the privacy or security of our customers’ information could result in a loss of confidence in our service among existing and potential customers, and ultimately, in a loss of customers and advertisers.

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

We also use automated data collection technology, such as tracking cookies, to collect non-personally identifiable information to help us track customer interactions with our service. Third-party advertisers and service partners may also use tracking technologies to collect non-personally identifiable information regarding use of our platforms.

We have implemented commercially reasonable physical and electronic security measures to protect against the loss, misuse, and alteration of personally identifiable information. No security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to our customers’ personally identifiable information.

Employees and Human Capital

In 2021 and 2020, we had approximately 83 and 54 total, full-time employees on average, respectively. As of December 31, 2021, we had approximately 92 full-time employees, all of whom were located in the U.S. We have one location, a corporate office plus filming studio and edit suites, in Silver Spring, Maryland (the “Office”). Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our ability to attract, retain and improve the effectiveness of our employees is a critical factor for executing our growth strategy. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other differences.

We are committed to diversity and inclusion as well as equitable pay within our workforce. To further some of these initiatives, following our Business Combination, we retained Willis Towers Watson, a leading global advisory firm, to review our compensation structure. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Almost all current employees have received equity grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from the Company’s growth and profitability. Our 401(k) Retirement Plan includes a Company match of up 100 percent of contributions up to 3 percent of the employee’s compensation and a 50 percent Company match of contributions between 3 percent and 5 percent of the employee’s compensation. In 2022, we expect to engage a recruiting firm, or adopt a recruiting tool, that specializes in diversity candidates to assist us in our endeavor to attract and employ diverse applicants to open positions. In addition, as part of a broader initiative to establish and maintain a culture and set of shared values, we intend to survey our employees as to diversity-related topics, including requesting that they supply demographic information about themselves and their interest in participating in diversity and inclusion programs.

Our human resource strategy is overseen by our Chief Operating Officer and executive team, which aims to provide regular updates to our Board. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

In addition, the health and safety of our employees and communities are of primary concern to us. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including:

●	Mandating or allowing remote or hybrid work for all employees;

●	Establishing additional cleaning and sanitization practices on top of the robust sanitization protocols already undertaken in the Office;

●	Implementing touchless contact points for most doors in the Office;

●	Establishing physical distancing procedures for employees in the Office;

●	Requiring or promoting face coverings to be worn in the Office during certain periods and under certain circumstances and having disposable face coverings available for use,

●	Implementing HEPA air filter system in the conference room in the Office; and

●	Installing self-service hand sanitizer dispensers in the Office.

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

We have experienced significant user growth over the past several years. Our ability to continue to attract users will depend in part on our ability to effectively market our service, consistently provide our users with compelling content choices, as well as a quality experience for selecting and viewing factual entertainment. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain users. Competitors include other entertainment video providers, such as MVPDs and SVoD services. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain users. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users are not successful, we may not be able to attract users, and as a result, our ability to maintain and/or grow our business will be adversely affected. Users may cancel our service for many reasons, including: a perception that they do not use the service sufficiently, the need to cut household expenses, selection of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. Membership growth is also impacted by seasonality with the first quarter historically representing our greatest growth, also affecting the timing of our content release schedules. We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per user revenues commensurate with the lowered growth rate, such that our margins, liquidity and results of operations may be adversely impacted, and our ability to operate at a net-loss may be strained. If we are unable to successfully compete with current and new competitors in both retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.

The ongoing coronavirus (COVID-19) pandemic and the various responses to contain it has harmed our industry, disrupted our business, increased our costs, led to delays in content releases and may continue to impact our business and results of operations, as well as our ability to raise additional capital.

The ongoing coronavirus (COVID-19) pandemic and the various responses to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and in otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. International and domestic travel has been severely curtailed, which required the cancellation of dozens of partner and potential partner meetings and the rescheduling to virtual and telephonic forums for other such meetings. Many content productions were paused or adjusted, including productions of third parties who supply us with content. Other partners have similarly had their operations altered or temporarily suspended, including distribution partners and those partners that we use for our operations as well as development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some partners and vendors go out of business, resulting in reduced demand from distributors and consequent reduction in forecasted revenue, as well as supply constraints and increased costs or delays to our productions. Such production pauses have caused us and may cause us in the future to temporarily have less new content available on our service, which could negatively impact consumer demand for and member retention to our service and the number of paid memberships. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; increased competition with alternative media platforms and technologies; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. We will continue to actively monitor the effects of the COVID-19 pandemic on our business and may take further actions that alter our business operations, including distribution, partnerships and content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

In addition to the potential direct impacts to our business, the global economy may continue to be impacted as a result of the actions taken in response to COVID-19, including through elevated inflation, supply chain disruptions and a sensitive and evolving labor market. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our distribution and content productions, our business and results of operation may be negatively impacted.

Labor shortages could adversely affect our results of operations.

In 2021, many companies experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

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

We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, anticipate continuing to incur net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred a net loss of approximately $37.6 million for the year ended December 31, 2021. We have not generated positive cash flow from operations, we may not be able to operate at a net loss indefinitely, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of paying subscribers to our service. Accomplishing these objectives will require significant capital investments. We cannot assure you that we will be able to achieve these objectives.

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

We are continuing to expand our operations internationally, scaling our service to effectively and reliably handle anticipated growth in both users and features related to our service and ramping up our ability to produce original content. As our offerings evolve, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, different technology infrastructure, different markets for factual video content, as well as differing legal and regulatory environments. As we scale our service, we are developing technology and utilizing third-party “cloud” computing services. Currently, approximately a third of our content is originally produced, and as we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing and other resources related to the development and physical production of content. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our operations and original content, our business may be adversely affected.

Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments.

From time to time, we acquire or invest in businesses, content, and technologies that support our business. The risks associated with such acquisitions or investments include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other acquisition-related risks. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business.

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

Furthermore, if we do not integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. If an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments, which could negatively impact our financial results.

Certain of our growth strategies are untested, unproven or not yet fully developed.

We intend to increase our revenues through expanding our subscriber base by, among other things, continuing to expand into international markets, expanding into the mobile video market, expanding into the corporate social responsibility market, expanding into the branded partnerships market, developing our Program Sales Business and developing our in-house production studio, Curiosity Studios. Our content is primarily in the English language with subtitling or dubbing in Spanish, Mandarin, Russian, Swedish, German, Dutch, Danish, Finnish, Norwegian and Slovenian in parts of our library and the world where demand exists and we have the language version rights. Our rights to the international distribution of portions of our co-produced or licensed content are subject to certain geographic and platform or media restrictions. However, we intend to seek partnerships with strong platforms in international territories, subject, in each case, to any then-existing geographic and media restrictions on the distribution of any of our content. There can be no assurance that these international partnerships will be successful or result in our meeting revenue targets.

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

The CuriosityStream brand is only seven years old, and we must continue to build a strong brand identity. To succeed, we must continue to attract and retain a large number of new users. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate to attract large numbers of new users. We believe that the importance of brand loyalty will increase with the continued proliferation of SVoD subscription services. If our branding efforts are not successful, however, our ability to attract and retain users will be affected adversely, which may negatively impact our future operating results.

We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

Our industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their content offerings and as new participants enter the market. Competition may result in pricing pressures, reduced profit margins, loss of market share or greater difficulty in acquiring attractive content, any of which could substantially harm our business and results of operations. Many of the companies that are participating in the United States and global SVoD media sector have longer operating histories, larger and broader user bases, significantly greater financial, human, technical and other resources and greater name recognition than we do. These companies, which include Netflix, Amazon, Hulu, CBS, ABC, NBC, BBC, PBS, Fox Networks, Discovery Communications, HBO, Disney and others, provide a broader range of content, and could redirect and apply considerable resources to acquired and original factual content. During the COVID-19 pandemic, both established companies and new competitors have increasingly begun developing and creating their own original factual content. In addition, many titles in our content library are subject to non-exclusive licenses, and as a result, our competitors may be able to license many of our popular titles to expand their reach into factual entertainment. If this were to occur, users that already subscribe to these services for other types of content may determine that they do not need to also subscribe to our service. There may also be other competitors, including non-profit and educational organizations and other knowledge sharing focused institutions, that choose to focus on factual content that could directly compete with our SVoD offerings. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

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

We currently offer users the ability to receive streaming content through a host of screens and devices, including televisions, set-top boxes, computers, streaming media players, game consoles and mobile devices. We have executed a number of distribution and licensing agreements with MVPDs, vMVPDs and digital distributors including Amazon, YouTube TV, Roku, Comcast, Cox Communications, Sling TV, Dish and others, as well as with our Bundled Distribution Partners, including Multichoice and TataSky, among others. The future performance of our distribution partners under these distribution agreements is uncertain and we can provide no assurance that our distribution partners can generate the number of paying subscribers to our SVoD service in an amount adequate to produce the revenue required to maintain business operations. In many instances, our agreements also include provisions by which the distribution partner bills consumers directly for the CuriosityStream service or otherwise offers services or products in connection with offering our service. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream our content to other platforms, partners and territories over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our users via these devices and platforms and in these territories, our ability to increase our subscriber base and grow our business, as well as retain existing users, could be adversely impacted.

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

Our users pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. In addition, the recent military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals may disrupt payments we receive for distribution of our content in Russian territories. In certain instances, we leverage third parties such as our MVPDs and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative perceptions of our service.

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

We believe that a positive reputation with consumers concerning our service is important in attracting and retaining users who have many choices when it comes to where to obtain video entertainment. To the extent our content is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, and our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. In light of the recent military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals, our contracts to sell and distribute our content to Russian distributors in Russian territories may cast us in a negative light with consumers, governmental authorities, business partners or other stakeholders and injure our reputation. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. Lastly, to the extent we suffer any security vulnerabilities, bugs, errors or other performance failures, our ability to establish and maintain a positive reputation may be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted.

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

The adoption or modification of laws or regulations relating to the internet, telecommunications or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media, content obligations or restrictions, treatment of intellectual property, net neutrality or payment for transmission and tax. For example, recent changes to European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. It is also currently unknown how the recent military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals may affect us in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

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

The digital advertising industry is introducing new ways to measure and price advertising inventory. For example, a significant portion of advertisers are in the process of moving from purchasing advertisement impressions based on the number of advertisements served by the applicable ad server to a new “viewable” impression standard (based on number of pixels in view and duration) for select products. In the absence of a uniform industry standard, agencies and advertisers have adopted several different measurement methodologies and standards. In addition, measurement services may require technological integrations, which are still being evaluated by the advertising industry without an agreed-upon industry standard metric. As these trends in the industry continue to evolve, our sponsorship and advertising fees may be adversely affected by the availability, accuracy and utility of the available analytics and measurement technologies as well as our ability to successfully implement and operationalize such technologies and standards.

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

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations, which strategy could have an adverse impact on our business, operating results and financial condition.

Our business is growing and becoming more complex, and our success depends on our ability to quickly develop and launch new and innovative services. We believe our culture fosters this goal. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, sponsors or partners. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long-term. For example, in August 2018, we reduced our monthly and annual subscription prices for our HD service from $5.99 and $59.99 to $2.99 and $19.99, respectively. We also regularly run promotions discounting our service plans from their published prices. For example, in 2021 we ran promotions for annual subscriptions from time to time varying from a 25 percent to a 40 percent discount on the $19.99 price for the first year of an annual subscription. No assurance can be provided that such price reductions will produce an increase in subscribers to a level adequate to support sponsorship sales or generate revenue in an amount required to maintain business operations. These decisions may not produce the long-term benefits that we expect, in which case, our user growth and engagement, our relationships with advertisers, sponsors and partners, as well as our business, operating results and financial condition could be seriously harmed.

Risks Related to Intellectual Property

If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide our users with content they want to watch depends on content providers and other rights holders’ licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute, upon terms acceptable to us. While the license periods and the terms and conditions of such licenses vary, a significant portion of our content is subject to license for a given period. As of December 31, 2021, approximately 70% of our SVOD titles were subject to licenses, approximately 20% of which expire in 2022 and approximately 22% of which expire in 2023. Of the titles that expire in 2022 and 2023, some may be renewed for a one- or two-year term at our unilateral option. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to deliver particular items of content to our subscribers will be adversely affected and/or our costs could increase. Certain licenses for content provide for the content providers to withdraw content from our service relatively quickly, and such content providers could decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, certain content providers could decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, and in such event we may no longer have access to their content at all or only at higher rates. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content appealing to our users in a cost-efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our user acquisition and retention may be adversely affected.

Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music and/or other interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation, as well as negotiations between certain CMOs and other third parties in various territories, could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, thereby adversely impacting our ability to negotiate licensing agreements reasonably acceptable to us. Failure to negotiate such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.

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

Competing in the global media marketplace requires considerable financial resources, especially in the direct-to-consumer SVoD business sector, which requires substantial advertising and marketing expenditures to build widespread brand awareness to a level that produces subscribers. For example, Netflix alone spent approximately $2.5 billion on marketing in the fiscal year ended December 31, 2021. In a global media marketplace with competitors spending greater amounts on programming and marketing than we do, we may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts. No assurance can be provided that we can successfully acquire the amount of capital resources required to successfully compete and survive as a business.

We have a substantial amount of obligations, including streaming content obligations, which, together with any debt we may incur in the future, could adversely affect our financial position.

We have a substantial amount of obligations, including streaming content obligations. Moreover, we expect to incur substantial indebtedness in the future and to incur other obligations, including additional streaming content obligations. As of December 31, 2021, we had approximately $9.7 million of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our balance sheet, see Note 13 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our obligations, including streaming content obligations, may:

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

We may not be able to generate sufficient cash to service our obligations and any debt we may incur in the future.

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

Our reputation and ability to attract, retain and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. These systems may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to human error or oversight, natural disasters, terrorist attacks, power loss or telecommunications failures. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content. Service interruptions, errors in our software or the unavailability of computer systems used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.

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

In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our users, we collect and utilize data supplied by or obtained from our users. We are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal information, including, but not limited to, the EU’s General Data Protection Regulation or the “GDPR,” the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”). Credit card networks may also require us to employ certain security and privacy controls, and failure to comply with these obligations may lead to significant liabilities. The GDPR imposes strict requirements for processing personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. Data privacy laws in the EU are developing rapidly. In July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield, and following the United Kingdom’s withdrawal from the EEA and the EU, companies must also comply with the GDPR as incorporated into United Kingdom national law. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including with respect to how data can lawfully be transferred between each jurisdiction. Further, the CCPA imposes new data privacy obligations on covered companies and provides expanded privacy rights to California residents. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. Further, the CPRA will impose additional data protection obligations on covered businesses and also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA’s provisions will go into effect on January 1, 2023.

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

Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including new and evolving laws globally, self-regulation, or findings under existing laws that limit our ability to collect, transfer and use information and other data, could have an adverse effect on our business. In addition, if we were to disclose information and other data about our users in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims, reputational loss, or enforcement actions that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, and data generally, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.

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

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from or incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

●	new and different sources of competition;

●	different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;

●	adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

●	different or more onerous or costly rights society collection royalties and charges;

●	the need to adapt our content and user interfaces for specific cultural and language differences, including in-licensing a certain portion of our content assets before we have developed a full appreciation for its performance within a given territory;

●	difficulties in complying with territorial licenses;

●	difficulties and costs associated with staffing and managing foreign operations;

●	management distraction;

●	political or social unrest and economic instability, including the recent military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

●	regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

●	foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;

●	fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

●	censorship requirements that cause us to remove or edit content or make other accommodations that lead to consumer disappointment or dissatisfaction with our service;

●	low usage and/or penetration of internet-connected consumer electronic devices;

●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

●	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control;

●	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy;

●	negative impacts from trade disputes; and

●	implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the EU recently revised its Audio Visual Media Services Directive to require that European works comprise at least thirty (30) percent of media service providers’ catalogs, and to require prominence of those works.

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

These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, incur impairment charges and otherwise harm our business.  In the period following December 31, 2021, there has been a decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result, if this decline in our share price is sustained, this would require us to perform impairment testing of our content assets, goodwill, definite-lived intangible assets, and other long-lived assets and it may result in an impairment charge related to such assets.

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

The trading market for our Common Stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

The mass sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

Pursuant to the Investor Rights Agreement, dated October 14, 2020, by and among the Sponsor, SAQN, HFM, Legacy CuriosityStream and the officers and directors of Legacy CuriosityStream party thereto, the officers and directors party to the agreement have the right, subject to certain conditions, to require us to register the sale of their shares of our Common Stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Common Stock to decline. In addition, the shares of our Common Stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable, and the general availability of Rule 144 to such affiliates. A total of 7,725,000 shares of our Common Stock were reserved for issuance under our Omnibus Incentive Plan at inception. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, in the proxy for our upcoming annual meeting, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, or (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”).

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

An active, liquid trading market for our Common Stock may not be sustained, which may make it difficult for you to sell the Common Stock you purchased.

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

On April 12, 2021, the SEC Staff issued a statement, expressing its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the balance sheet as opposed to equity (“the SEC Staff Statement”).

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

As a result, we included the derivative liabilities related to the embedded features contained within our Private Placement Warrants on our consolidated balance sheet as of December 31, 2021 and 2020 contained in this Annual Report on Form 10-K. Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we have recognized quarterly, since we filed with the SEC our amended Annual Report on Form 10-K/A for the year ended December 31, 2020, and will continue to recognize, the non-cash gains or losses on our Private Placement Warrants each reporting period and the amount of such gains or losses could be material.

From time to time, we may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters brought against us. These matters have included or could in the future include copyright infringement and other claims related to our content, use of music, patent infringements, employment claims, claims about our platform’s compliance with disability accommodation, data collection and privacy law, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ and other applicable securities laws and regulations, and, as a result, we incur significant legal, accounting and other expenses that we did not incur prior to becoming a public company. These expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly. The demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation. Any of these effects could harm our business, financial condition, and results of operations.

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

The standards required for a public company under Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, in the event we are deemed to be an accelerated filer or a large accelerated filer and no longer qualify as an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The maintenance of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us and require substantial additional financial and management resources. Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. For example, in 2021, we concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, we identified a material weakness in our internal control over financial reporting. We reevaluated the accounting treatment of the Private Placement Warrants, and determined to classify the Private Placement Warrants as liabilities measured at fair value, with subsequent changes in fair value reported in the consolidated statements of operations each reporting period.

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by the NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal operational offices are located in Silver Spring, Maryland, where we lease approximately 15,500 square feet of office space, under a lease expiring in February 2033, pursuant to which we currently pay approximately $48,000 per month escalating annually to $57,000 per month through the end of the lease term. We believe that this facility is adequate to meet our current and near-term needs.

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

Holders

As of March 29, 2022, there were approximately 133 holders of record of our Common Stock, and 9 holders of record of our Warrants. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

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

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six products and services: Direct to Consumer Business, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Other. The table below shows our revenue generated through each of the foregoing products and services for the years ended December 31, 2021, and 2020:

	Year Ended December 31,
	2021		2020

Direct to Consumer (Subscriptions - O&O and App Services)	$23,519	33%	$15,226	39%
Partner Direct Business (License Fees – Affiliates)	4,240	6%	3,059	7%
Bundled Distribution (License Fees – Affiliates)	14,332	20%	13,773	35%
Program Sales	24,758	35%	5,691	15%
Corporate & Association Partnerships (Subscriptions – O&O Service)	1,302	2%	1,282	3%
Other	3,110	4%	590	1%
Revenues	$71,261		$39,621

Our award-winning video content library features thousands of nonfiction episodes, including more than 1,000 original, commissioned or co-produced documentaries, of short-form, mid-form and long-form duration. Our content, approximately one-third of which is originally produced with the remaining two-thirds consisting of licensed programming, is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox. Our Direct Service is available to any household in the world with a broadband connection for $2.99 per month or $19.99 per year. We also provide a premium service for $9.99 per month or $69.99 per year.

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

In addition to our Direct to Consumer Business and Partner Direct Business, we have affiliate relationships with our Bundled MVPD Partners and MVPDs, which are broadband and wireless companies in the U.S. and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber.

In our Program Sales Business, we sell to certain media companies a collection of our existing titles in a traditional program sales deal. We also sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates program sales revenue.

Our Corporate & Association Partnerships business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” To date, over 27 companies have purchased annual subscriptions at bulk discounts for their employees.

In the future, we also hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, broadcast advertising spots, and digital display ads. We believe the impressions accumulated in these multi-faceted campaigns would roll up to verifiable metrics for the clients. We executed one such advertising agreement in 2021 with Nebula. We executed on two such sponsorships in 2020: one in the financial services sector as well as a brand in the health and fitness sector.

Prior to the Business Combination, Software Acquisition Group Inc. was a blank check company, incorporated as a Delaware corporation on May 9, 2019, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Until the consummation of the Business Combination, Software Acquisition Group Inc. did not engage in any operations nor generate any revenue. On October 14, 2020, upon the consummation of the Business Combination, Legacy CuriosityStream became Software Acquisition Group Inc.’s direct subsidiary and in connection with the Closing, we changed our name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.”

Recent Developments

Acquisitions

On May 11, 2021, the Company consummated the acquisition of 100% of One Day University for the aggregate consideration of $4.5 million. One Day University provides access to talks and lectures from professors at colleges and universities in the United States.

On August 13, 2021, the Company consummated the acquisition of 100% of Learn25 for fixed cash consideration of approximately $1.5 million in addition to an earnout capped at $0.6 million. Learn25 provides access to hundreds of audio and video programs on history, science, psychology, health, religion, and other topics from various professors and subject-matter experts around the world.

Each of these acquisitions complements and enhances the Company’s offering of premium factual content and provides additional long-term revenue and promotional opportunities by connecting directly with new audiences in new formats.

Partnership with SPIEGEL TV

On July 29, 2021, the Company acquired a 32% ownership in Spiegel TV Geschichte und Wissen GmbH & Co. KG (Spiegel Venture) for $3.3 million, expanding its European footprint through a partnership with SPIEGEL TV, the subsidiary of the German media conglomerate SPIEGEL, and its partner, Autentic, a factual content producer and distributor. Germany is the Company’s top non-English-speaking market, and the partnership expands the Company’s reach through the addition of hundreds of hours of German-dubbed programming to the Company’s SVoD service as well as a rebranded linear channel in German-speaking Europe.

Nebula Investment

On August 23, 2021, the Company purchased a 12% ownership interest in Watch Nebula LLC (Nebula) for $6.0 million with the commitment to purchase an additional 13% ownership interest for a total 25% stake, for a total of $12.5 million (through eight quarterly payments of $0.8 million). The additional equity investment can be made or declined on a quarterly basis or accelerated at any time. The Company obtained 25% representation on Nebula’s board of directors, providing the Company with significant influence, but not a controlling interest.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and globally. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K for additional details. In an effort to protect the health and well-being of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, and international travel has been severely curtailed. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic.

The widespread availability of COVID-19 vaccines and corresponding rates of vaccination generally have been effective in curtailing rates of infection in many parts of the United States, mitigating many of the adverse social and economic effects of the pandemic. COVID-19 vaccinations have continued to increase, including as a result of the approval of vaccine boosters, access to the vaccine for school-aged children, and the implementation of vaccine requirements by certain public sector and private sector employers. Notwithstanding, there remains significant resistance to vaccination in certain geographies and among certain groupings of people. Additionally, regulators have approved oral antiviral treatment pills, which have proven effective in reducing severe illness from COVID-19. In many locations throughout the United States, the spread of COVID-19 decreased substantially throughout the spring and summer of 2021, and, as a result, certain activity restrictions were lifted in whole or in part; however, due in large part to the increased spread of new, more transmissible coronavirus variants, the number of individuals diagnosed with COVID-19 increased substantially at the end of 2021 and early 2022.

We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, such as by the “delta” and “omicron” variants of the virus, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and stockholders. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers, or vendors, or on our financial results.

Key Factors Affecting Results of Operations

Our future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including our ability to efficiently grow our subscriber base and expand our service offerings to maximize subscriber lifetime value. In particular, we believe that the following factors significantly affected our results of operations over the last two fiscal years and are expected to continue to have such significant effects:

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from the Direct to Consumer Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”), (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”), and (iv) license fees from program sales arrangements. As of December 31, 2021, we had approximately 23 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers and Bundled MVPD Subscribers.

Since our founding in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We charge $2.99 per month or $19.99 dollars per year for our standard Direct Service, or $9.99 per month or $69.99 per year for our premium Direct Service. We may in the future increase the price of our subscription plans, which may have a positive effect on our revenue from this line of our business. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. As of December 31, 2021, licensed content represented 2,884 titles and original titles represented 1,043 titles. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

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

Further, our advertising and marketing expenditures and personnel costs constitute primary operating costs for our business. These costs may fluctuate based on advertising and marketing objectives and personnel needs. In general, we intend to focus marketing dollars on efficient customer acquisition. With respect to personnel costs, we focus on revenue-generating personnel, such as sales staff and roles that support the improvement, maintenance and marketing of our Direct Service.

Results of Operations

The financial data in the following table sets forth selected financial information derived from our audited financial statements for the years ended December 31, 2021 and 2020 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated. We conduct business through one operating segment, CuriosityStream.

	Year ended December 31,
	2021		2020		$ Change	% Change
	(in thousands)
Revenues:
Subscriptions	$24,821	35%	$16,508	42%	$8,313	50%
License fee	43,330	61%	22,523	57%	20,807	92%
Other	3,110	4%	590	1%	2,520	427%
Total Revenues	$71,261	100%	$39,621	100%	$31,640	80%
Operating expenses:
Cost of revenues	36,673	30%	15,418	20%	21,255	138%
Advertising and marketing	52,208	42%	42,152	54%	10,056	24%
General and administrative	34,859	28%	20,851	26%	14,008	67%
Total operating expenses	$123,740	100%	$78,421	100%	$45,319	58%
Operating loss	(52,479)		(38,800)		(13,679)	35%
Change in fair value of warrant liability	15,182		(10,120)		25,302	n/m
Interest and other income	486		500		(14)	(3%)
Equity interests income	(464)		-		(464)	n/m
Loss before income taxes	$(37,275)		$(48,420)		$11,145	(23%)
Provision for income taxes	360		179		181	101%
Net loss	$(37,635)		$(48,599)		$10,964	(23%)

n/m – percentage not meaningful

Revenue

Revenue for the years ended December 31, 2021 and 2020 was $71.3 million and $39.6 million, respectively. The increase of $31.6 million, or 80% is due to a $8.3 million increase in subscription revenue, a $20.8 million increase in license fee revenue, and a $2.5 million increase in other revenue.

The increase in subscription revenue resulted from a $8.3 million increase in subscriber fees received by us from Direct Subscribers for annual plans which resulted from increased brand awareness from greater advertising and marketing spending. The increase in license fees of $20.8 million resulted primarily from a $19.1 million increase in license fees related to a larger volume of program sales arrangements, including due to a new distribution agreement with Spiegel Venture during 2021 when compared to 2020, a $0.6 million increase in revenue from Bundled MVPD partners due to new agreements launched during 2021, and a $1.1 million increase in license fees from our Partner Direct Business due to an increase in the number of subscribers. The increase in other revenue of $2.5 million is primarily due to new services agreements entered into with the Spiegel Venture and Nebula in 2021 for $1.3 million each with no comparable transactions during the year ended December 31, 2020.

Operating Expenses

Operating expenses for the years ended December 31, 2021, and 2020 were $123.7 million and $78.3 million, respectively. This increase of $45.3 million, or 58%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the year ended December 31, 2021 increased to $36.7 million from $15.4 million for the year ended December 31, 2020. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $21.3 million, or 138%, is primarily due to the increase in content amortization of $18.2 million, which is primarily driven by the increase in program sales arrangements resulting in a significant accelerated amortization, as well as an increase in the number and cost of titles published during 2021 compared to 2020. The balance of the increase in cost of revenues is due to increases in revenue share expense related to bundled and premier tier arrangements with other streaming services (increase of $1.8 million), hosting and streaming delivery costs (increase of $0.3 million), distribution fees and commission costs (increase of $0.1 million), subtitling and broadcast costs (increase of $0.7 million), and advertising and sponsorship costs (increase of $0.2 million). The increase of cost of revenues increased at a faster rate than the increase in revenue mainly due to increased amortization costs related to program sales during the year ended December 31, 2021.

Advertising & Marketing:  Advertising and marketing expenses for the year ended December 31, 2021, increased to $52.2 million from $42.2 million for the year ended December 31, 2020. This increase of $10.0 million, or 24% is primarily due to an increase in digital advertising of $9.5 million, an increase in radio advertising of $5.1 million, and an increase in agency fees of $1.8 million, partially offset by a decrease of $5.6 million in TV advertising and a decrease of $0.8 million in partner platforms and brand awareness advertising compared to the prior year.

General and Administrative:  General and administrative expenses for the year ended December 31, 2021, increased to $34.9 million from $20.9 million for the year ended December 31, 2020. This increase of $14.0 million, or 67%, is primarily attributable to $4.2 million for incremental salaries and benefits and $2.7 million for increased stock-based compensation expense due to higher volume and the fair value of the grants made to key executives, as well as incrementally increased headcount. In addition, an increase of $3.1 million is primarily attributable to finance and legal professional fees related to becoming a public company, an increase of $1.4 million due to additional insurance incurred necessary for a public company, an increase of $0.9 million related to subscriptions, an increase of $0.3 million related to the amortization of intangible assets, and an increase of $0.2 million related to corporate taxes. The increase is also due to the recognized benefit from the Paycheck Protection Plan (PPP) Loan we received in May 2020 of $1.2 million, which reduced salaries and benefits expense by $1.2 million, with no comparable offset in 2021. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure to support the Company’s activities as a public company, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the years ended December 31, 2021, and 2020 was $52.5 million and $38.8 million, respectively. The increase of $13.7 million, or 35%, in operating loss resulted from the increase in revenue of $31.6 million, or 80%, offset by the increase in operating expenses of $45.3 million, or 58%, in each case during the year ended December 31, 2021, compared to the year ended December 31, 2020, as described above.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2021, the Company recognized a $15.2 million gain related to the change in fair value of the warrant liability, which was due to a decrease in the fair value of the Private Placement Warrants for the year. This compared to a loss of $10.2 million recognized during the year ended December 31, 2020, which was due to an increase in the fair value of the Private Placement Warrants in the prior year.

Interest and other income (expense)

Interest and other income for the year ended December 31, 2021 was comparable to the year ended December 31, 2020.

Equity Interests Loss

 For the year ended December 31, 2021, the Company recorded $0.5 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula with no comparable income or loss in the year ended December 31, 2020.

Provision for Income Taxes

Due to generating a loss before income taxes in each of the years ended December 31, 2021, and 2020, we had a provision for income taxes of $360 thousand and $179 thousand, respectively. This increase of $181 thousand, or 101%, was primarily due to an increase in foreign withholding tax expense due to an increase in contracts executed with parties in foreign jurisdictions. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the years ended December 31, 2021, and 2020 was $37.6 million and $48.6 million, respectively. The decrease of net loss of $11.0 million, or 23%, is primarily due to a gain on the change in the fair value of the warrant liability that resulted in a gain of $15.2 million in 2021 compared to a loss of $10.1 million in 2020 and the increase in revenue, partially offset by higher operating expenses and equity interest loss, in each case during the year ended December 31, 2021 compared to the year ended December 31, 2020, as described above.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents, including restricted cash, of $17.5 million. In addition, the Company had available for sale investments in debt securities totaling $81.2 million, of which $65.8 million was classified as short-term investments. All of the Company’s investments in debt securities can be readily converted to cash to meet the Company’s ongoing operating cash flow needs. For the year ended December 31, 2020, we incurred a net loss of $37.6 million and used $73.2 million of net cash in operating activities, used $74.9 million of net cash in investing activities, while financing activities provided $148.3 million of net cash.

Through the date of the Merger, we financed our operations primarily from the net proceeds of our sale of Series A Preferred Stock in November and December 2018.

In connection with the Merger, we received net cash proceeds of approximately $41.5 million, prior to the payment of $5.7 million of transaction costs. On February 8, 2021, we consummated the Offering (as defined below). The net proceeds from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions. We also incurred offering expenses in connection with the Offering of $0.7 million. During the year ended December 31, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants.

On February 8, 2021, we consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of Common Stock plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which over-allotment option was exercised by the underwriters in full on February 5, 2021. The net proceeds to us from the Offering were $94.1 million, after deducting underwriting discounts and commissions and transaction expenses. The Offering was made pursuant to the Company’s Registration Statement on Form S-1, filed with the SEC on February 1, 2021, and declared effective on February 3, 2021.

We believe that our cash flows from financing, combined with our current cash levels and investments in debt securities that are readily convertible to cash will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months, as evidenced by our cash flows from financing activities during the year ended December 31, 2021 and our cash and investment in debt securities balances at December 31, 2021. We believe that we have access to additional funds, if needed, through the capital markets to obtain further financing under the current market conditions.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	(in thousands)

Net cash used in operating activities	(73,242)	(53,513)
Net cash (used in) provided by investing activities	(74,935)	25,455
Net cash provided by financing activities	148,340	36,623
Net increase in cash, cash equivalents and restricted cash	163	8,565

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the years ended December 31, 2021 and 2020, we recorded a net cash outflow from operating activities of $73.2 million and $53.5 million, respectively, or an increased outflow of $19.7 million, or 37%. The increased outflow from operating activities was primarily due to an increase in the investment of content assets of $39.6 million, increase in the change in fair value of warrant liability of $24.7 million (from a loss of $9.5 million during the year ended December 31, 2020 to a gain of $15.2 million during the year ended December 31, 2021), and an increase in the change in accounts receivable of $10.8 million, partially offset by an increase in amortization of content assets of $18.2 million, increase in the change in deferred revenue of $4.3 million, increase in the change in content liabilities of $8.8 million, increase in stock-based compensation expense of $2.7 million, increase in the change in accrued expenses and other liabilities of $6.6 million, increase in amortization of premiums and accretion of discounts associated with investments in debt securities of $2.9 million, and a decrease in net loss of $11.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cash Flow Provided by (Used in) Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

During the year ended December 31, 2021 and 2020, we recorded a net cash outflow from investing activities of $74.9 million and a net cash inflow from investing activities of $25.5 million, respectively, or an increased cash outflow of $100.4 million. The increase in cash outflow from investing activities was primarily due to the purchases of available for sale investments of $151.9 million, partially offset by sales and maturities of $50.4 million and $41.9 million, respectively, for the year ended December 31, 2021, compared to the purchase of available for sale investments of $28.1 million, and sales and maturities of investments of $43.2 million and $10.7 million, respectively, for the year ended December 31, 2020. The Company also had cash outflows of $5.4 million related to the acquisition of Learn25 and One Day University and outflows of $9.6 million related to the equity investments in Spiegel Venture and Nebula for the year ended December 31, 2021, with no comparable activity during the year ended December 31, 2020

Cash Flow from Financing Activities

During the year ended December 31, 2021, we recorded net cash inflow from financing activities of $148.3 million, which was attributable to the receipt of proceeds from the Offering of $94.1 million (net of $6.8 million of underwriting discounts and commissions) and the exercise of warrants of $54.9 million and exercise of stock options of $0.5 million, partially offset by the payments of transaction costs related to the Offering of $0.7 million and payments related to tax withholdings of $0.5 million related to vesting of restricted stock units incurred during the year ended December 31, 2021. During the year ended December 31, 2020, financing cash activities were limited to reverse merger acquisition proceeds of $41.5 million, payments of reverse merger acquisition offering costs of $5.1 million, borrowings and repayments of $9.7 million on the Line of Credit and proceeds from exercise of stock options of $0.3 million.

During the year ended December 31, 2021, we received funds of approximately $55 million for the exercise of 4.8 million Public Warrants.

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

Off Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

The Company recognizes its content assets (licensed and produced) as “Content assets, net” on the consolidated balance sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead.

Based on factors including historical and estimated viewing patterns, the Company previously amortized the content assets (licensed and produced) in “Cost of revenues” on the consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. Starting July 1, 2021, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published on the Company’s platform, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts. Furthermore, the amortization of original content is more accelerated than that of licensed content. We review factors that impact the amortization of the content assets on a regular basis and the estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires a lessee to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company will adopt the new standard effective January 1, 2022, using a modified retrospective approach. The Company is continuing its evaluation of the impact of the adoption and currently estimates the recognition of lease liabilities on the Company’s consolidated balance sheet for its operating leases in the range of approximately $5.0 million to $6.0 million with a corresponding right-of-use assets balance, net of existing lease incentives, of approximately $3.5 million to $4.5 million, and no material impact on its consolidated statements of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company does not expect the implementation of ASU 2016-13 to have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Index to Audited Financial Statements of CuriosityStream Inc. as of and for the Years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CuriosityStream Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CuriosityStream Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Baltimore, Maryland

March 31, 2022

CuriosityStream Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$15,216	$11,203
Restricted cash	2,331	6,181
Short-term investments in debt securities	65,833	22,171
Accounts receivable	23,493	7,222
Other current assets	6,413	4,467
Total current assets	113,286	51,244

Investments in debt securities	15,430	2,825
Investments in equity method investees	9,987	-
Property and equipment, net	1,342	1,346
Content assets, net	72,682	32,926
Intangibles, net	1,369	-
Goodwill	2,793	-
Other assets	689	254
Total assets	$217,578	$88,595

Liabilities and stockholders’ equity (deficit)

Current liabilities
Current content liabilities	$9,684	$2,116
Accounts payable	3,428	3,577
Accrued expenses and other liabilities	12,429	3,313
Deferred revenue	22,430	12,678
Total current liabilities	47,971	21,684

Warrant liability	5,661	20,843
Non-current deferred rent liability	1,290	1,027
Other liabilities	721	67

Total liabilities	55,643	43,621

Stockholders’ equity (deficit)

Preferred stock, $0.0001 par value – 1,000 shares authorized at December 31, 2021 and 2020; zero shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value – 125,000 shares authorized at December, 2021 and 2020; 52,677 shares issued and outstanding at December 31, 2021; 40,289 shares issued and 39,542 shares outstanding as of December 31, 2020	5	4
Additional paid-in capital	352,334	197,507
Accumulated other comprehensive (loss) income	(222)	10
Accumulated deficit	(190,182)	(152,547)
Total stockholders’ equity (deficit)	161,935	44,974
Total liabilities and stockholders’ equity (deficit)	$217,578	$88,595

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

	For the year ended December 31,
	2021	2020

Revenues	$71,261	$39,621

Operating expenses
Cost of revenues	36,673	15,418
Advertising and marketing	52,208	42,152
General and administrative	34,859	20,851
	123,740	78,421
Operating loss	(52,479)	(38,800)

Change in fair value of warrant liability	15,182	(10,120)
Interest and other income	486	500
Equity interests loss	(464)	-
Loss before income taxes	(37,275)	(48,420)
Provision for income taxes	360	179
Net loss	$(37,635)	$(48,599)

Less preferred dividends and accretion of issuance costs	-	(13,788)
Net loss attributable to common stockholders	$(37,635)	$(62,387)

Net loss per share attributable to common stockholders
Basic	$(0.73)	$(3.30)
Diluted	$(1.02)	$(3.30)
Weighted average number of common shares outstanding
Basic	51,482	18,931
Diluted	51,789	18,931

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the year ended December 31,
	2021	2020

Net loss	$(37,635)	$(48,599)
Other comprehensive loss
Unrealized loss on available for sale securities	(232)	(179)

Total comprehensive loss	$(37,867)	$(48,778)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

(in thousands)

	Redeemable Convertible Series A						Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	18,383	$155,174	13,165	$1	-	$-	$-	$189	$(91,506)	$(91,316)
Net loss	-	-	-	-	-	-	-	-	(48,599)	(48,599)
Stock-based compensation	-	-	-	-	-	-	4,300	-	-	4,300
Redeemable convertible preferred stock adjustment to redemption value	-	13,788	-	-	-	-	(1,346)	-	(12,442)	(13,788)
Recapitalization of redeemable convertible preferred stock into common stock	(18,383)	(168,962)	18,383	2	-	-	168,960	-	-	168,962
Net Cash Contribution from Business Combination and PIPE financing	-	-	8,638	1	-	-	24,864	-	-	24,865
Exercise of Options	-	-	62	-	-	-	253	-	-	253
Exercise of Warrants	-	-	41	-	-	-	476	-	-	476
Other comprehensive loss	-	-	-	-	-	-	-	(179)	-	(179)
Balance as of December 31, 2020	-	$-	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974
Net loss	-	-	-	-	-	-	-	-	(37,635)	(37,635)
Stock-based compensation, net	-	-	80	-	-	-	6,510	-	-	6,510
Issuance of Common Stock	-	-	7,475	1	-	-	94,100	-	-	94,101
Common Stock issuance costs	-	-	-	-	-	-	(707)	-	-	(707)
Exercise of Options	-	-	120	-	-	-	502	-	-	502
Exercise of Warrants	-	-	4,733	-	-	-	54,422	-	-	54,422
Cancellation of escrow shares	-	-	(20)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	(232)	-	(232)
Balance as of December 31, 2021	-	$-	52,677	$5	-	$-	$352,334	$(222)	$(190,182)	$161,935

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(37,635)	$(48,599)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(15,182)	9,521
Additions to content assets	(65,637)	(25,994)
Change in content liabilities	7,568	(1,190)
Amortization of content assets	27,881	9,695
Depreciation and amortization expenses	612	391
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	3,085	182
Stock-based compensation	6,964	4,300
Equity interests loss	464	-
Other non-cash items	240	-
Changes in operating assets and liabilities
Accounts receivable	(16,236)	(5,445)
Other assets	(2,652)	(1,584)
Accounts payable	(127)	(1,527)
Accrued expenses and other liabilities	7,414	1,093
Deferred revenue	9,999	5,644
Net cash used in operating activities	(73,242)	(53,513)

Cash flows from investing activities
Purchases of property and equipment	(351)	(367)
Business acquisitions	(5,362)	-
Investment in equity method investees	(9,638)	-
Sales of investments in debt securities	50,377	43,190
Maturities of investments in debt securities	41,900	10,750
Purchases of investments in debt securities	(151,861)	(28,118)
Net cash (used in) provided by investing activities	(74,935)	25,455

Cash flows from financing activities
Exercise of stock options	502	253
Exercise of warrants	54,898	-
Payments related to tax withholding	(454)	-
Proceeds from issuance of Common Stock	94,101	-
Proceeds from Business Combination and PIPE financing	-	41,506
Payment of offering costs	(707)	(5,136)
Borrowings on line of credit	-	9,758
Repayments on line of credit	-	(9,758)
Net cash provided by financing activities	148,340	36,623

Net increase in cash, cash equivalents and restricted cash	163	8,565
Cash, cash equivalents and restricted cash, beginning of period	17,384	8,819
Cash, cash equivalents and restricted cash, end of period	$17,547	$17,384

Supplemental schedule of non-cash financing activities:
Preferred dividends and accretion of issuance costs	$-	$13,788
Supplemental disclosure:
Interest payments	$-	$17
Cash paid for taxes	$269	$253

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s content assets are available directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the streaming resolution (e.g., HD or 4K) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as program sales deals. The Company also sells selected rights (such as in territories or on platforms that are not currently being exploited by the Company) to content created before production begins.

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

Legacy CuriosityStream was determined to be the accounting acquirer based on the following predominant factors:

●	Legacy CuriosityStream’s existing stockholders have the greatest voting interest in the Company;

●	The largest individual stockholder in the Company was an existing stockholder of Legacy CuriosityStream;

●	Legacy CuriosityStream’s directors represented the majority of the initial new Board of Directors of the Company;

●	Legacy CuriosityStream’s senior management is the senior management of the Company; and

●	Legacy CuriosityStream is the larger entity based on historical revenue and has the larger employee base.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy CuriosityStream. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.626 (the “Exchange Ratio”) established in the Business Combination.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of content assets, equity method investments, intangible assets and goodwill, the fair value of assets and liabilities for allocation of the purchase price of companies acquired, and the fair value of common stock (for periods prior to the Merger), share-based awards, and liability classified warrants.

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

During the years ended December 31, 2021, and 2020, the top three customers (one of which is Spiegel Venture – see Note 11) accounted for 27% and 41% of the Company’s revenues, respectively. Of these customers, one customer accounted for 14% of the Company’s revenues during the year ended December 31, 2021, and 26% of the Company’s revenues during the year ended December 31, 2020. These same three customers accounted for 34% and 48% of the Company’s accounts receivable at December 31, 2021 and 2020, respectively.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash maintained under agreements that legally restrict the use of such funds is not included within cash and cash equivalents and is reported in a separate line item on the consolidated balance sheets as of December 31, 2021 and 2020.

A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020

Cash and cash equivalents	$15,216	$11,203
Restricted cash	2,331	6,181
Cash, cash equivalents and restricted cash	$17,547	$17,384

At December 31, 2021, restricted cash includes funds reserved of $1,181 related to the Paycheck Protection Program (PPP) loan (see Note 6) which are being held in an escrow account until the PPP loan is forgiven, holdback amounts of $500 and $150 reserved for indemnification purposes as part of the acquisitions of One Day University and Now You Know Media, Inc. respectively (see Note 3), and cash deposits required by a bank as collateral related to corporate credit card agreements of $500. The Company’s line of credit of $4,500 was terminated on July 16, 2021, and as a result, $4,500 of cash deposits previously held by a bank as collateral were released from restriction. At December 31, 2020, restricted cash represented cash deposits required by a bank as collateral related to the Company’s line of credit for $4,500 and corporate credit card agreements of $500 as well as reserve funds of $1,181 related to the Paycheck Protection Program (PPP) loan.

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

The Company’s assets measured at fair value on a recurring basis include its investments in money market funds and corporate, U.S. government, and municipal debt securities. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds and U.S. government debt securities. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.

The Company’s liabilities measured at fair value on a recurring basis include its Private Placement Warrants. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 7 for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.

The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities are carried at cost, which approximates fair value because of the short-term maturity of these instruments.

Investments

The Company holds investments in money market funds, government debt securities, and corporate debt securities which the Company classifies as available-for-sale. The investments are therefore carried at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2).

Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the years ended December 31, 2021 and 2020. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as Short-term investments in debt securities in the accompanying consolidated balance sheets.

Equity Method Investments

The Company applies the equity method of accounting to investments when it has the ability to exercise significant influence, but not control, over the investee. Significant influence is presumed to exist when the Company owns between 20% and 50% of the voting interests in the investee, but the Company also applies judgment regarding its level of influence over the investee by considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s equity method investments are initially reported at cost and then adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Equity interests income (loss)” on the consolidated statements of operations. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of its investees as of December 31, 2021, and determined that the Company’s proportionate economic interest in its investees was not impaired. The carrying value of the Company’s equity method investments is reported as “Investment in equity method investees” on the consolidated balance sheets.

Accounts receivable

Accounts receivable is comprised of receivables from subscriptions revenue, license fees revenue, and other revenue such as service agreements with the Spiegel Venture and a marketing services agreement with Nebula. The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based on a review of the estimated collectability of the specific accounts and historical loss experience and existing economic conditions. Uncollectible amounts are written off against the allowance for doubtful accounts once management determines collection of an amount, or a portion thereof, to be less than probable. As of December 31, 2021, and 2020, allowance for doubtful accounts amounted to $56 and $14, respectively.

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

Based on factors including historical and estimated viewing patterns, the Company previously amortized the content assets (licensed and produced) in “Cost of revenues” on the consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. Starting July 1, 2021, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published on the Company’s platform, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts. Furthermore, the amortization of original content is more accelerated than that of licensed content. This change in estimated amortization patterns did not have a material impact on the amount of content amortization expense recorded during the year ended December 31, 2021. The Company reviews factors that impact the amortization of the content assets on a regular basis and the estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant program sales.

The Company’s business model is generally subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content assets will be stated at the lower of unamortized cost or fair value. No such changes were identified during the years ended December 31, 2021 and 2020. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

Property and equipment

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. No impairment charge related to long-lived assets was recognized for the years ended December 31, 2021, and 2020.

Warrant liability

The Company classifies its Private Placement Warrants as liabilities as the terms of these warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. Such provisions would preclude the warrant from being classified in equity and thus the warrant is classified as a liability. The Private Placement Warrants are recorded at fair value on the consolidated balance sheets and changes in the fair value of the Company’s Private Placement Warrants in each period are reported in “Change in fair value of warrant liability” on the consolidated statements of operations.

Business Combinations

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price, including the fair value of any non-cash consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Determining the fair value of assets acquired and liabilities assumed requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the consolidated statements of operations.

Goodwill and intangible assets

Goodwill represents the excess of the cost of acquisitions over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level, which is the same or one level below the operating segment level. The Company determined that it has one reporting unit.

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

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. Amortization is recorded within General and administrative expenses on the consolidated statements of operations. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value.

The Company completed the required annual impairment test of goodwill for its single reporting unit as of October 1, 2021, resulting in no goodwill impairment. The Company also determined there were no indicators of impairment with respect to its amortizable intangible assets during the year ended December 31, 2021.

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

Subscriptions — App Services

The Company also earns subscription revenues through its App Services. These subscriptions are similar to the O&O Service subscriptions but are generated based on agreements with certain streaming media players as well as with Smart TV brands and gaming consoles (see Note 1). Under these agreements, the streaming media player typically bills the subscriber directly and then remits the collected subscriptions to the Company, net of a distribution fee. The Company recognizes the gross subscription revenues when earned and simultaneously recognizes the corresponding distribution fees as an expense. The Company is the principal in these relationships as the Company retains control over service delivery to its subscribers.

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

Advertising and marketing

Advertising and marketing expenses include digital, radio, brand awareness, and television types of costs. These costs are expensed as incurred. For the years ended December 31, 2021 and 2020 advertising and marketing expenses were $52,208 and $42,152, respectively, and are reflected in advertising and marketing costs in the accompanying consolidated statements of operations.

Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur. See Note 9 for further details.

Income taxes

The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities as reported in the consolidated balance sheets and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a component of the income tax provision in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

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

Recently issued financial accounting standards

As an EGC, the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires a lessee to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company will adopt the new standard effective January 1, 2022, using a modified retrospective approach. The Company is continuing its evaluation of the impact of the adoption and currently estimates the recognition of lease liabilities on the Company’s consolidated balance sheet for its operating leases in the range of approximately $5.0 million to $6.0 million with a corresponding right-of-use assets balance, net of existing lease incentives, of approximately $3.5 million to $4.5 million, and no material impact on its consolidated statements of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company does not expect the implementation of ASU 2016-13 to have a material impact on its consolidated financial statements.

Note 3 – Equity Investments and Business Combinations

Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)

In July 2021, the Company acquired 32% ownership in the Spiegel Venture for $3,260. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV and Autentic, operates two documentary channels, together with various subscription video-on-demand (“SVOD”) services, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of December 31, 2021.

The Company, Spiegel TV and Autentic entered into five agreements (collectively “the Spiegel Venture Agreements”), consisting of the Shareholder’s Agreement, the Partnership Agreement, the Service Agreement, the Distribution Agreement, and the Content Agreement. Refer to Note 11 for details of transactions between the Company and the Spiegel Venture for the year ended December 31, 2021.

Watch Nebula LLC (“Nebula”)

On August 23, 2021, the Company purchased a 12% ownership interest in Watch Nebula LLC for $6,000. Nebula is an SVOD technology platform built for and by a group of content creators. The Company is committed to purchasing an additional 13% ownership interest through eight quarterly payments of $813, which after each payment, the Company will obtain an additional 1.625% of equity ownership interests. Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of December 31, 2021.

The Company and Nebula entered into three separate agreements (collectively the “Nebula Agreements”), consisting of the Membership Interest Purchase Agreement, Amended and Restated Operating Agreement, and the Bundled Marketing and Premium Tier Agreement. Refer to Note 11 for details of transactions between the Company and Nebula during the year ended December 31, 2021.

There were no investments in equity method investees as of December 31, 2020. The roll-forward of the Company’s carrying values for its equity method investments during the year ended December 31, 2021 is as follows:

	Spiegel Venture	Nebula	Total
Investments in equity method investees (1)	$3,260	$6,813	$10,073
Capitalized transaction costs	304	74	378
Equity interests (loss) income	(475)	11	(464)
Investments in equity method investees	$3,089	$6,898	$9,987

(1)	Nebula's investment in equity method investees balance includes an accrual of $813 also reported in Accrued expenses and other liabilities as of December 31, 2021.

The Company’s equity interests (loss) income for the year ended December 31, 2021 was comprised of the following:

	Spiegel Venture	Nebula	Total
Equity interests (loss) income based on investee net (loss) income	$(74)	$11	$(63)
Intercompany profit elimination on content licensed to Spiegel Venture	(401)	-	(401)
Equity interest (loss) income	$(475)	$11	$(464)

Acquisition of One Day University

On May 11, 2021, the Company consummated the acquisition of 100% of One Day University (ODU) pursuant to that certain Asset Purchase Agreement dated May 11, 2021 (“the ODU Acquisition Date”), by and among ODU and the Company for the aggregate consideration of $4,500 (“the ODU Acquisition”). ODU provides access to talks and lectures from professors at colleges and universities in the United States.

At closing of the ODU Acquisition, the Company paid $4,000 of cash consideration with the remaining $500 to be held by the Company as a holdback for indemnification purposes. The holdback of $500 will be released twelve months after the ODU Acquisition Date and is recorded in Restricted cash and in Accrued expenses and other liabilities as of December 31, 2021, on the consolidated balance sheet.

The ODU Acquisition was accounted for as a purchase, with the results of operations, which were not material, of ODU included in the Company’s consolidated results from May 11, 2021. The purchase consideration was allocated to assets acquired and liabilities assumed based on their fair values as of the ODU Acquisition Date as follows:

Accounts receivable	$35
Property and equipment	11
Content assets	1,000
Intangible assets	1,300
Goodwill	2,565
Accounts payable	(3)
Deferred revenue	(408)
$4,500

Content assets relates to the lectures available on the ODU library as well as premium programs available for purchase on the ODU platform. The cost approach was used to estimate the fair value of the content assets as of the valuation date. ODU content is recorded as part of Content assets, net on the consolidated balance sheet and is being amortized on a straight-line basis over the remaining lecturer license period from the acquisition date to the end of the license period. The weighted average useful life is 3.6 years.

The amount allocated to intangible assets has been attributed to the following categories and will be amortized over the useful lives of each individual asset identified on a straight-line basis as follows:

		Estimated useful lives (years)
Customer relationships	$700	3
Trademark	500	6.5
Covenant-not-to-compete	100	3
Total intangible assets	$1,300

Acquisition of Now You Know Media, Inc. (“Learn25”)

On August 13, 2021, the Company consummated the acquisition of 100% of Now You Know Media, Inc. (“Learn25”) pursuant to that certain Asset Purchase Agreement dated August 13, 2021 (“the Learn25 Acquisition Date”), by and among Learn25, Michael Bloom, a shareholder of Learn25, and the Company for fixed cash consideration of $1,512 (“the Learn25 Acquisition”), in addition to an earnout of up to $600 based on the achievement of certain revenue targets post-acquisition through fiscal year 2021. Learn25 provides access to hundreds of audio and video programs on history, science, psychology, health, religion, and other topics from various professors and subject-matter experts around the world.

At closing of the Learn25 Acquisition, the Company paid $1,362 of cash consideration with the remaining $150 to be held by the Company as a holdback for indemnification purposes. The holdback of $150 is recorded in Restricted cash and in Accrued expenses and other liabilities as of December 31, 2021, on the consolidated balance sheet.

The Learn25 Acquisition was accounted for as a purchase, with the results of operations, which were not material, of Learn25 included in the Company’s consolidated statement of operations from August 13, 2021. The purchase consideration, which included the initial fair value of the earnout, was allocated to assets acquired and liabilities assumed based on their fair values as of the Learn25 Acquisition Date as follows:

Content assets	$1,000
Intangible assets	340
Other current assets	204
Goodwill	228
$1,772

Content assets is being amortized over an estimated useful life of 3.5 years and intangible assets (the most significant of which was customer relationships) are being amortized over useful lives ranging from 2 to 3 years. Content assets relates to the programs available on the Learn25 library. The cost approach was used to estimate the value of the content assets as of the valuation date. The economic life was determined based on the lecturer’s average license period. Learn25 content is recorded as part of Content assets, net on the consolidated balance sheets.

The earnout had a fair value of $500 as of December 31, 2021 and is recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet.

The Company used discounted cash flows analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocations for ODU and Learn25, including acquired intangible assets and contingent earnout liabilities. The Company measures the contingent earnout liabilities at fair value on the Learn25 Acquisition Date and on a recurring basis.

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

Reverse merger acquisition

As discussed in Note 1, on October 14, 2020, the Company consummated the Merger, pursuant to the terms of the Merger Agreement dated August 10, 2020, with Legacy CuriosityStream surviving the merger as a wholly owned subsidiary of the Company.

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

Note 4 —Balance sheet components

Investments in debt securities

The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of December 31, 2021				As of December 31, 2020
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total
Level 1 Securities
Money market funds	$11,709	$-	$-	$11,709	$2,165	$-	$-	$2,165
U.S. Government debt securities	-	13,582	-	13,582	5,999	12,892	-	18,891
Total Level 1 Securities	11,709	13,582	-	25,291	8,164	12,892	-	21,056

Level 2 Securities
Corporate debt securities	-	50,641	15,430	66,071	-	8,054	2,825	10,879
Municipal debt securities	-	1,610	-	1,610	-	1,225	-	1,225
Total Level 2 Securities	-	52,251	15,430	67,681	-	9,279	2,825	12,104

Total	$11,709	$65,833	$15,430	$92,972	$8,164	$22,171	$2,825	$33,160

The following tables summarize the Company’s corporate, U.S. government, and municipal debt securities:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
Corporate	$66,281	$-	$(210)	$66,071
U.S. Government	13,594	-	(12)	13,582
Municipalities	1,610	-	-	1,610

Total	$81,485	$-	$(222)	$81,263

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Debt Securities:
Corporate	$10,867	$14		$(2)	$10,879
U.S. Government	18,892	1		(2)	18,891
Municipalities	1,226	-		(1)	1,225

Total	$30,985	$15		$(5)	$30,995

Realized losses were $6 and realized gains were $114 reported in interest and other income in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

The fair value of the Company’s investments in corporate, U.S. government, and municipal debt securities at December 31, 2021, by contractual maturity is as follows:

	December 31, 2021
	Amortized Cost	Estimated Fair Value

Due in one year or less	$66,001	$65,833
Due after one year through five years	15,484	15,430

Total	$81,485	$81,263

Content assets

Content assets consisted of the following:

	As of December 31,
	2021	2020

Licensed content, net
Released, less amortization	$11,406	$9,985
Prepaid and unreleased	9,119	3,022
	20,525	13,007
Produced content, net
Released, less amortization	18,507	9,071
In production	33,650	10,848
	52,157	19,919
Total	$72,682	$32,926

As of December 31, 2021, $5,238, $3,102, and $1,298 of the $11,406 unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of December 31, 2021, $4,908, $4,769, and $4,288 of the $18,507 unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the years ended December 31, 2021 and 2020, respectively, as follows:

	Year Ended December 31,
	2021	2020

Licensed content	$8,961	$6,800
Produced content	18,920	2,895
	$27,881	$9,695

Property and equipment

Property and equipment are summarized by major classifications as follows:

	Estimated
	useful life	December 31,
	(in years)	2021	2020

Furniture and fixtures	10 to 15	$108	$108
Equipment	5	1,247	967
Computer and software	3 to 5	729	625
Website and application development	3	422	687
Leasehold improvements	Lesser of the lease term or their useful lives	703	703
Work-in-progress	-	32	85

Property and equipment, gross		3,241	3,175
Less accumulated depreciation and amortization		1,899	1,829

Property and equipment, net		$1,342	$1,346

Depreciation expense related to the property and equipment above, including the amortization of leasehold improvements, was $338 and $330 for the years ended December 31, 2021 and 2020, respectively.

Intangible assets

Intangible assets as of December 31, 2021 were comprised of the following:

	Weighted average remaining lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.3	$940	$184	$756
Trademark	4.5	570	62	508
Covenant-not-to-compete	2.4	130	25	105
		$1,640	$271	$1,369

The Company did not have any intangible assets as of December 31, 2020.

Warrant liability

As described in Note 7, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of December 31, 2021 and 2020, was as follows:

	As of December 31,
	2021	2020
Level 3
Private Placement Warrants	$5,661	$20,843
Total Level 3	$5,661	$20,843

Note 5 — Revenue

The following table sets forth the Company’s revenues disaggregated by type for the years ended December 31, 2021, and 2020, as well as the relative percentage of each revenue type to total revenue.

	Year Ended December 31,
	2021		2020

Subscriptions – O&O Service	$20,906	29%	$13,031	33%
Subscriptions – App Services	3,915	6%	3,477	9%
Subscriptions – Total	24,821	35%	16,508	42%

License Fees – Affiliates	18,572	26%	16,832	42%
License Fees – Program Sales (1)	24,758	35%	5,691	15%
License Fees – Total	43,330	61%	22,523	57%

Other – Total (1)(2)	3,110	4%	590	1%

Total Revenues	$71,261		$39,621

(1)	For the year ended December 31, 2021, total related party revenue was $5.6 million, consisting of $3.0 million for content licensed by the Company to the Spiegel Venture included in License Fees – Program Sales, and $2.6 million for marketing services rendered to Spiegel Venture and Nebula for $1.3 million each, which is included in Other revenue. There were no related party revenues for the year ended December 31, 2020. See Note 11.

(2)	In addition to (1) above, Other revenue also includes revenues related to ODU live events of $0.1 million, Learn25 catalog sales of $0.2 million and other marketing services for $0.2 million.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2021 are as follows:

	For the twelve months ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Remaining Performance Obligations	$18,512	$7,070	$4,944	$2,945	$10	$70	$33,551

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $23,152 and $12,745 at December 31, 2021 and 2020, respectively. The increase in deferred revenues is primarily due to the growth in annual subscriptions from O&O and App Services, which require upfront annual payments, as well as an increase in the volume of program sales activity.

Revenues of $12,502 were recognized during the year ended December 31, 2021, related to the balance of deferred revenue at December 31, 2020.

Note 6 — Line of credit and Paycheck Protection Program Loan

On February 12, 2020, the Company obtained a one-year $4,500 line of credit facility from a bank. The line of credit called for interest-only monthly payments at a rate equal to the LIBOR Daily Floating Rate plus 2.25%. The loan carried an unused fee of 0.25% annually on all committed but unused capital, payable quarterly in arrears. The entire unpaid principal balance was scheduled to be due upon the original loan maturity date of February 28, 2021. The line of credit facility was collateralized by cash of $4,500. During February 2021, the loan maturity date was extended to February 28, 2022. The Company’s line of credit arrangement was terminated on July 16, 2021.

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

The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. During the year ended December 31, 2020, $1,158 of loan proceeds were applied to cover payroll and non-payroll expenses per the PPP. As a result, general and administrative expenses during the year ended December 31, 2020 within the statement of operations were reduced by this amount. Should the Company’s loan forgiveness application be rejected, the Company may be required to repay all, or a portion of the funds received under the PPP under an amortization schedule through May 2025 with an annual interest rate of 1%. The Company believes it has met all the requirements under the PPP and anticipates that it will not be required to repay any portion of the grant.

Note 7 — Redeemable convertible preferred stock and stockholders’ equity

Common Stock

In connection with the Business Combination, the Company amended and restated its certificate of incorporation. As of December 31, 2021 and 2020, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

On February 8, 2021, the Company consummated an underwritten public offering (the “Offering”) of 6,500,000 shares of the Company’s common stock, par value per share $0.0001 (“Common Stock”), plus an over-allotment option to purchase up to 975,000 additional shares of Common Stock granted to the underwriters who participated in the Offering, which was exercised by the underwriters in full on February 5, 2021. The net proceeds from the Offering were $94,100, after deducting $6,811 in underwriting discounts and commissions. The Company also incurred and paid offering expenses in connection with the Offering of $707 during the year ended December 31, 2021.

Warrants

As of December 31, 2021, the Company had 3,054,203 Public Warrants (including 353,000 warrants issued in connection with the PIPE) and 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants and PIPE Warrants are equity-classified.

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

The below table summarizes activity related to the Company’s warrants during the year ended December 31, 2021:

Warrant Type	Cash Exercise Price per Share	Warrants Outstanding 12/31/20	Warrants Exercised during year ended 12/31/2021	Warrants Outstanding 12/31/21

Public Warrants (CURIW) and PIPE Warrants	$11.50	7,786,589	(4,732,386)	3,054,203
Private Placement	$11.50	3,676,000	-	3,676,000
Total		11,462,589	(4,732,386)	6,730,203

During the year ended December 31, 2021, the Company received total proceeds of $54,898 related to the exercise of Public Warrants, of which $476 relate to warrants exercised in December 2020.

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

	As of December 31,
	2021	2020
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$5.93	$13.95
Expected volatility	58.00%	39.63%
Expected warrant term (years)	3.8	4.8
Risk-free interest rate	1.12%	0.36%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$1.54	$5.67

The change in fair value of the private placement warrant liability for years ended December 31, 2021 and 2020 resulted in a gain of $15,182 and a loss of $10,120, respectively.

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

	Year ending December 31,
	2021	2020

Numerator - Basic EPS:
Net loss	$(37,635)	$(48,599)
Preferred dividends and accretion of issuance costs	-	(13,788)
Net loss attributable to common stockholders - basic	(37,635)	(62,387)

Denominator - Basic EPS:
Weighted - average shares - basic	51,482,257	18,931,456

Net loss per share attributable to common stockholders - basic	$(0.73)	$(3.30)

Numerator - Diluted EPS:
Net loss	$(37,635)	$(48,599)
Preferred dividends and accretion of issuance costs	-	(13,788)
Decrease in fair value of Private Placement Warrants	(15,182)	-
Net loss attributable to common stockholders - diluted	(52,817)	(62,387)

Denominator - Diluted EPS:
Weighted - average shares - basic	51,482,257	18,931,456
Incremental common shares from assumed exercise of Private Placement Warrants	306,739	-
Weighted - average shares - diluted	51,788,996	18,931,456

Net loss per share attributable to common stockholders - diluted	$(1.02)	$(3.30)

For the years ended December 31, 2021 and 2020, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at December 30, 2021 and 2020.

Antidilutive shares excluded:	December 31,
	2021	2020
Options	4,747,832	4,710,717
Restricted Stock Units	850,277	413,277
Warrants	3,054,203	11,462,589
	8,652,312	16,586,583

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

The following table summarizes stock option and restricted stock unit (RSU) activity, prices, and values for the years ended December 31, 2021 and 2020:

		Stock Options				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2020	2,538,648	4,710,717	$7.06	8.5	$32,349	413,277	$9.21
Granted (2)	(1,012,264)	284,582	14.78	-	-	727,682	12.42
Options exercised and RSUs vested	46,794	(119,564)	4.20	-	-	(171,259)	10.34
Forfeited or expired	247,326	(127,903)	5.82	-	-	(119,423)	11.50

Balance at December 31, 2021	1,820,504	4,747,832	$7.61	8.2	$3,254	850,277	$11.41

Exercisable at December 31, 2020		1,275,524	$7.36	6.6	$8,320
Exercisable at December 31, 2021		2,348,875	$7.74	8.0	$2,010
Unvested at December 31, 2020		3,435,193	$6.96	9.2	$24,029
Unvested at December 31, 2021		2,398,957	$7.49	8.4	$1,244

(1)	Intrinsic value is based on the difference between the exercise price of in-the-money-stock options and the fair value of the Company’s Common Stock as of the respective balance sheet date.
(2)	Included in options granted during the year ended December 31, 2021, is a total of 152,358 fully vested options with an exercise price of $16.42 and a five-year contractual term, which resulted in compensation expense totaling $0.9 million being recorded upon grant. Such options were granted during the three months ended March 31, 2021.

The intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was $1,363 and $373, respectively.

Options and RSUs generally have a four-year vesting period with 25% of the shares vesting on each anniversary date. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.

RSUs generally have a four-year or a quarterly vesting period with 1/48th of the shares vesting monthly or 6.25% of the shares vesting quarterly. Upon vesting and distribution, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy restricted stock units vested, net of shares withheld for taxes if elected by the RSU holder.

The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including Company’s estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. The Company generally estimates expected term based on the midpoint between the vesting date and the end of the contractual term, also known as the simplified method, given the lack of historical exercise behavior.

The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate to the expected term of the option. The Company does not currently anticipate declaring any dividends.

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Dividend yield	0%	0%
Expected volatility	60%	60%
Expected term (years)	2.50 - 6.25	5.00 - 6.25
Risk-free interest rate	0.14% to 1.11%	0.38% to 1.71%
Weighted average grant date fair value	$6.58	$4.15

Stock-based compensation - Options	$4,597	$4,171
Stock-based compensation - RSUs	$2,367	$129

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.

The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2021, related to non-vested stock options and restricted stock units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
Stock options	$9,095	2.4
Restricted Stock Units	8,721	3.3
Total	$17,816

Note 10 — Segment and geographic information

The Company operates as one reporting segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with one foreign country individually comprising greater than 10% of total revenue, is as follows:

	Year ended December 31,
	2021		2020

United States	$41,461	58%	$31,123	79%
International:
Germany	8,625	12%	1,054	2%
Other	21,175	30%	7,444	19%
Total International	$29,800	42%	8,498	21%
	$71,261	100%	$39,621	100%

Note 11 — Related party transactions

Equity investments

As described in Note 2, the Company entered into the Spiegel Venture agreements and during year ended December 31, 2021, the Company recognized revenues of $2,986 for content delivered to the Spiegel Venture and $1,277 for marketing services rendered.

As described in Note 2, the Company and Nebula entered into the Nebula Agreements and during the year ended December 31, 2021, the Company recognized revenue of $1,349 related to content creation and advertising services and incurred $1,202 in revenue share to Nebula from subscription sales related to the Bundled Marketing and Premium Tier Agreement which is recorded in Cost of revenues on the consolidated statement of operations. The Bundled and Premium Tier subscriptions bundles the Nebula SVOD subscription with the CuriosityStream subscription for a single subscription fee through the CuriosityStream Premium Tier.

A summary of the impact of the above arrangements on our consolidated balance sheets and statement of operations is as follows:

	December 31,
	2021	2020
Balance Sheets
Accounts receivable	$6,254	$-
Accounts payable	611	-

	Year ended December 31,
	2021	2020
Statements of Operations
Revenues	$5,612	$-
Cost of revenues	1,202	-

Operating lease

The Company sublets a portion of its office space to a related party (see Note 13). Related party sublease rental income recognized on a straight-line basis totaled $52 and $53 for the years ended December 31, 2021, and 2020, respectively, and is included in General and administrative expenses in the accompanying consolidated statements of operations. The related party deferred rent receivable related to the straight-line rent accrual was $89 and $67 at December 31, 2021, and 2020, respectively, and is included in Other assets in the accompanying consolidated balance sheets.

Production agreements

The Company has entered into various agreements with a production company for which the Company’s Chief Executive Officer has a less than 10% ownership interest. Under the terms of these agreements, the Company paid a total of $3,198 and $3,038 during the years ended December 31, 2021 and 2020, respectively, upon the different milestones stated in the agreements. Under these agreements, the Company will pay additional amounts totaling $3,375, payable upon the attainment of the remaining milestones which are expected to be achieved during the year ending December 31, 2022.

Note 12 — Retirement Plan

The Company administers and participates in a 401(k) plan that covers employees 21 years of age or older with three months or greater of service. The plan permits elective deferrals by the employees from each participant’s compensation up to the maximum allowed by law. The Company matches employee deferrals at 100% on up to 3% of compensation and 50% of employee deferrals between 3 – 5% of compensation. Participants are immediately vested in their elective deferrals and the Company contributions. The Company made matching contributions of $357 and $211 for the years ended December 31, 2021, and 2020, respectively.

Note 13 — Commitments and contingencies

Content commitments

At December 31, 2021, the Company had $39,047 of content obligations comprised of $9,684 included in current content liabilities in the accompanying consolidated balance sheets, and $29,363 of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets (see Note 4). Content obligations of $24,922 and $4,441 are expected to be paid during the years ending December 31, 2022 and 2023, respectively.

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

 Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $12,144 as of December 31, 2021, of which $11,644 and $500 are expected to be paid during the years ending December 31, 2022, and 2023, respectively.

 Operating leases

 The Company leases corporate office space in Silver Spring, Maryland. The lease expires February 28, 2033. The terms of the lease include a rent abatement period of ten months and a tenant improvement allowance of $93 and $295 for 2020 and 2021, respectively.

Total rent paid under the terms of the lease was $304 and $317 for the years ended December 31, 2021, and 2020, respectively. Rent expense has been calculated on a straight-line basis over the term of the lease. Accordingly, rent expense included in general and administrative expenses in the accompanying consolidated statements of operations was $523 and $528 for the years ended December 31, 2021, and 2020, respectively. The rent and sublease rental income future minimum lease payments for the above operating lease are as follows:

Year Ending December 31,	CuriosityStream rent	Sublease rental income	Net rent

2022	$530	$(53)	$477
2023	543	(54)	489
2024	557	(56)	501
2025	571	(57)	514
2026	585	(59)	526
Thereafter	3,946	(395)	3,551
	$6,732	$(674)	$6,058

Note 14 — Income taxes

The components of the provision for income taxes are as follows:

	For the year ended December 31,
	2021	2020
Provision for income taxes:
Current:
Federal	$-	$-
State and local	11	25
Foreign	345	154
Total current provision	356	179

Deferred:
Federal	$3	$-
State and local	1	-
Foreign	-	-
Total deferred provision	$4	$-

Total tax provision	$360	$179

The following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rate.

	For the year ended December 31,
	2021		2020
	Amount	Effective Rate	Amount	Effective Rate

U.S. federal statutory income tax provision (benefit)	$(7,851)	21.0%	$(10,168)	21.0%
Permanent items	(3,360)	9.0%	1,541	(3.2)%
State and local income taxes, net of federal tax benefit	(2,727)	7.3%	(1,994)	4.1)%
Change in valuation allowance	13,824	(37.0)%	9,758	(20.2)%
Return to provision adjustments	129	(0.3)%	888	(1.8)%
Foreign withholding taxes	345	(0.9)%	154	(0.3)%
Total tax provision	$360	(0.9)%	$179	(0.4)%

The Company has recorded a $360 and $179 tax provision primarily related to foreign withholding income taxes for the years ended December 31, 2021, and 2020, respectively. For the year ended December 31, 2021, and 2020, the Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Deferred income taxes reflect the net tax effect of temporary differences between the amounts recorded for financial reporting purposes and the bases recognized for tax purposes.

The major components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$37,428	$24,875
Accrued expenses and reserves	798	494
Intangibles and content assets	2,334	2,712
Deferred rent	314	260
Stock based compensation	2,627	1,384
Other	179	93
Total deferred tax asset	43,680	29,818
Valuation allowance	(43,642)	(29,815)
Deferred tax assets, net of valuation allowance	$38	$3

Deferred tax liabilities:
Unrealized gain	(43)	(3)
Deferred tax liabilities, net	$(5)	$-

As of December 31, 2021, and 2020, the Company maintained a valuation allowance on substantially all of its deferred tax assets. The deferred tax assets predominantly relate to operating losses, intangibles and content assets, and stock-based compensation. As a result of Legacy CuriosityStream’s conversion from an LLC to a C corporation in 2018, Legacy CuriosityStream recognized a partial step-up in the tax basis of intangibles and content assets that will be recovered as those assets are sold or the basis is amortized. On the date of the conversion, Legacy CuriosityStream recorded an estimated net deferred tax asset relating to this partial step-up in tax basis. The valuation allowance was determined in accordance with applicable accounting guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.

As of December 31, 2021, and 2020, the Company had federal net operating loss carryforwards of approximately $149,148 and $97,227, respectively, which do not expire. As of December 31, 2021, and 2020, the Company had gross state net operating loss carryforwards of approximately $100,855 and $77,047, respectively, which begin to expire in 2024. All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2021 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions or dispositions of our assets.

●	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors.

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Remediation of Material Weakness

To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement, and implemented additional review procedures and enhanced its accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Based on actions taken, as well as the evaluation of the design and operating effectiveness of these new controls, management believes that the material weakness has been remediated as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, which occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

 None.

Part III

We intend to file our definitive proxy statement for our 2022 Annual Meeting (“2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, on April 28, 2022. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted pursuant to General Instruction G(3) of Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

The remaining information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

We are an “emerging growth company,” as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

2.	Financial Statement Schedules.

No financial statement schedules are required to be filed as part of this Annual Report.

3.	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated By Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020
3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020
4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019
4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019
4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019
4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company	10-K	001-39139	4.4	March 31, 2021
4.5	Description of the Company’s Securities	10-K	001-39139	4.5	March 31, 2021
10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019
10.2	Registration Rights Agreement, dated November 19, 2019, by and among the Company and the security holders party thereto	8-K	001-39139	10.3	November 25, 2019
10.3	Securities Subscription Agreement, dated June 25, 2019, by and between the Company and Software Acquisition Holdings LLC	S-1/A	333-234327	10.5	November 8, 2019
10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2019, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.5	November 25, 2019
10.5	Form of Subscription Agreement	8-K	001-39139	10.1	August 11, 2020
10.6	Employment Agreement, dated August 7, 2020, by and between CuriosityStream Operating Inc. and Clint Stinchcomb	8-K	001-39139	10.10	October 14, 2020
10.7	Registration Rights Agreement, dated November 20, 2018, by and between CuriosityStream Operating Inc. and Stifel, Nicolaus & Company Inc.	8-K	001-39139	10.11	October 14, 2020
10.8	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020
10.9	Warrant Forfeiture Letter, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.13	October 14, 2020
10.10	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020

		Incorporated By Reference				Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
10.11	Form of Rollover Non-Qualified Stock Option Agreement	8-K	001-39139	10.15	October 14, 2020
10.12	Form of Indemnification Agreement	8-K	001-39139	10.16	October 14, 2020
10.13	Restricted Stock Agreement, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.17	October 14, 2020
10.14	Loan Agreement, dated February 12, 2020, by and between Bank of America, N.A. and CuriosityStream Inc.	8-K	001-39139	10.18	October 14, 2020
10.15	Promissory Note, dated May 1, 2020, executed by CuriosityStream Operating Inc. in favor of Bank of America, N.A.	8-K	001-39139	10.19	October 14, 2020
10.16	Form of Restricted Stock Unit Award Agreement	8-K	001-39139	10.1	March 19, 2021
10.17	Form of Non-Qualified Stock Option Agreement	8-K	001-39139	10.2	March 19, 2021
10.18	Form of Incentive Stock Option Agreement	8-K	001-39139	10.3	March 19, 2021
10.1	CuriosityStream Inc. Severance Pay Plan for Executive Officers, dated October 6, 2021	8-K	001-39139	10.1	October 8, 2021
14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission dated October 14, 2020	8-K	001-39139	16.1	October 14, 2020
21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020
23.1	Consent of Ernst & Young LLP					X
24.1	Powers of Attorney	10-K	001-39139	24.1	March 31, 2021
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document.*					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*					X

* This document is being furnished with this Form 10-K. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Dated: March 31, 2022	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2022	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2022		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: March 31, 2022		/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 31, 2022		*
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: March 31, 2022		*
	Name:	Elizabeth Hendricks
	Title:	Director

Date: March 31, 2022		*
	Name:	Patrick Keeley
	Title:	Director

Date: March 31, 2022		*
	Name:	Matthew Blank
	Title:	Director

Date: March 31, 2022		*
	Name:	Jonathan Huberman
	Title:	Director

Date: March 31, 2022		*
	Name:	Mike Nikzad
	Title:	Director

Date: March 31, 2022		*
	Name:	Andrew Hendricks
	Title:	Director

*By:	/s/ Clint Stinchcomb
Name:	Clint Stinchcomb
As Attorney-in-Fact