Form 10-Q
period 2022-03-31
CuriosityStream Inc.
filed 2022-05-16
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 12, 2022, there were 52,773,884 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

CuriosityStream Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$22,715	$15,216
Restricted cash	2,181	2,331
Short-term investments in debt securities	60,011	65,833
Accounts receivable	13,441	23,493
Other current assets	4,190	6,413
Total current assets	102,538	113,286

Investments in debt securities	-	15,430
Investments in equity method investees	10,644	9,987
Property and equipment, net	1,254	1,342
Content assets, net	78,114	72,682
Intangibles, net	1,248	1,369
Goodwill	2,793	2,793
Operating lease right-of-use assets	3,900	-
Other assets	686	689
Total assets	$201,177	$217,578

Liabilities and stockholders’ equity (deficit)

Current liabilities
Content liabilities	$4,012	$9,684
Accounts payable	8,396	3,428
Accrued expenses and other liabilities	9,159	12,429
Deferred revenue	24,758	22,430
Total current liabilities	46,325	47,971

Warrant liability	1,801	5,661
Non-current operating lease liabilities	4,903	-
Other liabilities	687	2,011

Total liabilities	53,716	55,643

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value – 1,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value – 125,000 shares authorized as of March 31, 2022 and December 31, 2021; 52,767 shares issued and outstanding as of March 31, 2022; 52,677 issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	353,985	352,334
Accumulated other comprehensive loss	(455)	(222)
Accumulated deficit	(206,074)	(190,182)
Total stockholders’ equity (deficit)	147,461	161,935
Total liabilities and stockholders’ equity (deficit)	$201,177	$217,578

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	For the three months ended March 31,
	2022	2021

Revenues	$17,627	$9,936

Operating expenses
Cost of revenues	11,850	4,158
Advertising and marketing	14,768	12,248
General and administrative	10,503	8,733
	37,121	25,139
Operating loss	(19,494)	(15,203)

Change in fair value of warrant liability	3,860	(3,786)
Interest and other (expense) income	(57)	260
Equity interests loss	(156)	-
Loss before income taxes	(15,847)	(18,729)
Provision for income taxes	45	26
Net loss	$(15,892)	$(18,755)

Net loss per share
Basic	$(0.30)	$(0.39)
Diluted	$(0.30)	$(0.39)
Weighted average number of common shares outstanding
Basic	52,750	48,071
Diluted	52,750	48,071

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the three months ended March 31,
	2022	2021

Net loss	$(15,892)	$(18,755)
Other comprehensive loss
Unrealized loss on available for sale securities	(233)	(454)

Total comprehensive loss	$(16,125)	$(19,209)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

(in thousands)

(unaudited)

						Accumulated		Total
	Common Stock		Preferred Stock		Additional Paid-in	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2020	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974
Net loss	-	-	-	-	-	-	(18,755)	(18,755)
Stock-based compensation	-	-	-	-	2,323	-	-	2,323
Issuance of Common Stock	7,475	1	-	-	94,100	-	-	94,101
Common Stock issuance costs	-	-	-	-	(707)	-	-	(707)
Exercise of Options	72	-	-	-	322	-	-	322
Exercise of Warrants	4,733	-	-	-	54,422	-	-	54,422
Cancellation of escrow shares	(20)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(454)	-	(454)
Balance as of March 31, 2021	52,549	$5	-	$-	$347,967	$(444)	$(171,302)	$176,226

Balance as of December 31, 2021	52,677	$5	-	$-	$352,334	$(222)	$(190,182)	$161,935
Net loss	-	-	-	-	-	-	(15,892)	(15,892)
Stock-based compensation, net	90	-	-	-	1,651	-	-	1,651
Other comprehensive loss	-	-	-	-	-	(233)	-	(233)
Balance as of March 31, 2022	52,767	$5	-	$-	$353,985	$(455)	$(206,074)	$147,461

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(15,892)	$(18,755)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(3,860)	3,786
Additions to content assets	(14,470)	(9,040)
Change in content liabilities	(5,672)	1,388
Amortization of content assets	9,038	2,746
Depreciation and amortization expenses	209	95
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	411	166
Stock-based compensation	1,788	2,323
Equity interests loss	156	-
Other non-cash items	120	-
Changes in operating assets and liabilities
Accounts receivable	10,052	300
Other assets	2,227	(1,221)
Accounts payable	4,990	2,177
Accrued expenses and other liabilities	(3,677)	(775)
Deferred revenue	2,293	4,220
Net cash used in operating activities	(12,287)	(12,590)

Cash flows from investing activities
Purchases of property and equipment	(22)	-
Investment in equity method investees	(813)	-
Sales of investments in debt securities	2,502	3,011
Maturities of investments in debt securities	19,603	2,980
Purchases of investments in debt securities	(1,497)	(141,644)
Net cash provided by (used in) investing activities	19,773	(135,653)

Cash flows from financing activities
Exercise of stock options	-	293
Exercise of warrants	-	54,898
Payments related to tax withholding	(137)	-
Proceeds from issuance of Common Stock	-	94,101
Payment of offering costs	-	(413)
Net cash (used in) provided by financing activities	(137)	148,879

Net increase in cash, cash equivalents and restricted cash	7,349	636
Cash, cash equivalents and restricted cash, beginning of period	17,547	17,384
Cash, cash equivalents and restricted cash, end of period	$24,896	$18,020

Supplemental disclosure:
Cash paid for taxes	$177	$2
Cash paid for operating leases	$131	$-
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,965	$-

(1)	Includes adoption of new leasing guidance effective January 1, 2022. See Note 12 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Notes to the Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1 — Organization and business

The principal business of CuriosityStream Inc. (the “Company” or “CuriosityStream”) is to provide customers with access to high quality factual content via a direct subscription video on-demand (SVoD) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The library is composed of more than three thousand accessible on-demand and ad-free productions and includes shows and series from leading non-fiction producers.

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

Note 2 — Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended December 31, 2021.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition, and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

There have been no material changes in the Company’s significant accounting policies other than the effects of adopting new accounting guidance related to leases (see below) compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2021.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of content assets, equity method investments, intangible assets and goodwill, the fair value of assets and liabilities for allocation of the purchase price of companies acquired, and the fair value of share-based awards and liability classified warrants.

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

The Company’s liabilities measured at fair value on a recurring basis include its private placement warrants issued to Software Acquisition holdings LLC in a private placement that closed concurrently with the Company’s initial public offering (the “Private Placement Warrants”).  The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 7 for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.

The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities are carried at cost, which approximates fair value because of the short-term maturity of these instruments.

Recently Issued and Adopted Financial Accounting Standards

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the historical lease guidance under Accounting Standards Codification (ASC) 840. Topic 842 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The Company adopted the new standard effective January 1, 2022, using the modified retrospective method and electing to use the package of practical expedients permitted under the transition guidance, which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. Prior periods were not retrospectively adjusted.

The adoption of this standard resulted in the recognition of operating lease liabilities of $5.3 million with corresponding right-of-use (ROU) assets in the amount of $4.0 million, net of existing deferred rent and lease incentives of $1.3 million. The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. Adoption of this new guidance did not have an impact on the unaudited consolidated statements of operations or cash flows. Refer to Note 12 for further information regarding the impact of adoption of Topic 842 on the Company’s unaudited consolidated financial statements.

Accounting Standards Effective in Future Periods

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

Note 3 – Equity Investments

Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)

In July 2021, the Company acquired 32% ownership in the Spiegel Venture for $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV and Autentic, operates two documentary channels, together with various SVoD services, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of March 31, 2022.

Watch Nebula LLC (“Nebula”)

On August 23, 2021, the Company purchased a 12% ownership interest in Watch Nebula LLC for $6.0 million. Nebula is an SVoD technology platform built for and by a group of content creators. The Company is committed to purchasing an additional 13% ownership interest through eight quarterly payments of $0.8 million, which after each payment, the Company will obtain an additional 1.625% of equity ownership interests. Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of March 31, 2022.

The Company’s carrying values for its equity method investments as of March 31, 2022 and December 31, 2021 is as follows:

	Spiegel Venture	Nebula	Total
	(in thousands)

Balance, December 31, 2021	$3,089	$6,898	$9,987
Investments in equity method investees (1)	-	813	813
Equity interests loss	(133)	(23)	(156)
Balance, March 31, 2022	$2,956	$7,688	$10,644

(1)	Nebula’s investment in equity method investees balance includes an accrual of $0.8 million also reported in Accrued expenses and other liabilities as of March 31, 2022.

Note 4 —Balance sheet components

Cash, cash equivalents and restricted cash

A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)

Cash and cash equivalents	$22,715	$15,216
Restricted cash	2,181	2,331
Cash, cash equivalents and restricted cash	$24,896	$17,547

At March 31, 2022, restricted cash includes funds reserved of $1.2 million related to the Paycheck Protection Program (PPP) loan (see Note 6) which are being held in an escrow account until the PPP loan is forgiven, the One Day University holdback of $0.5 million and cash deposits required by a bank as collateral related to corporate credit card agreements of $0.5 million.

Investments in debt securities

The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of March 31, 2022				As of December 31, 2021
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total
	(in thousands)				(in thousands)

Level 1 Securities
Money market funds	$20,374	$-	$-	$20,374	$11,709	$-	$-	$11,709
U.S. Government debt securities	-	12,461	-	12,461	-	13,582	-	13,582
Total Level 1 Securities	20,374	12,461	-	32,835	11,709	13,582	-	25,291

Level 2 Securities
Corporate debt securities	-	46,950	-	46,950	-	50,641	15,430	66,071
Municipal debt securities	-	600	-	600	-	1,610	-	1,610
Total Level 2 Securities	-	47,550	-	47,550	-	52,251	15,430	67,681
Total	$20,374	$60,011	$-	$80,385	$11,709	$65,833	$15,430	$92,972

The following tables summarize the Company’s corporate, U.S. government, and municipal debt securities:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)

Debt Securities:
Corporate	$47,368	$-	$(418)	$46,950
U.S. Government	12,498	-	(37)	12,461
Municipalities	600	-	-	600

Total	$60,466	$-	$(455)	$60,011

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities:
Corporate	$66,281	$-	$(210)	$66,071
U.S. Government	13,594	-	(12)	13,582
Municipalities	1,610	-	-	1,610

Total	$81,485	$-	$(222)	$81,263

There were no material realized gains or losses recorded during the three months ended March 31, 2022 or 2021.

Content assets

Content assets consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
	(in thousands)
Licensed content, net
Released, less amortization	$11,961	$11,406
Prepaid and unreleased	7,144	9,119
	19,105	20,525
Produced content, net
Released, less amortization	23,940	18,507
In production	35,069	33,650
	59,009	52,157
Total	$78,114	$72,682

As of March 31, 2022, $5.4 million, $3.2 million, and $1.5 million of the $12.0 million unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of March 31, 2022, $6.3 million, $6.1 million, and $5.4 million of the $23.9 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the three months ended March 31, 2022 and 2021, respectively, as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Licensed content	$2,999	$1,683
Produced content	6,039	1,063
Total	$9,038	$2,746

Warrant liability

As described in Note 7, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021, was as follows:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Level 3
Private Placement Warrants	$1,801	$5,661
Total Level 3	$1,801	$5,661

Note 5 — Revenue

The following table sets forth the Company’s revenues disaggregated by type for the three months ended March 31, 2022 and March 31, 2021, as well as the relative percentage of each revenue type to total revenue.

	Three Months Ended March 31,
	2022		2021
	(in thousands)

Subscriptions – O&O Service	$7,307	41%	$3,966	40%
Subscriptions – App Services	1,048	6%	911	9%
Subscriptions – Total	8,355	47%	4,877	49%

License Fees – Affiliates	4,910	28%	4,503	45%
License Fees – Program Sales	4,248	24%	486	5%
License Fees – Total	9,158	52%	4,989	50%

Other – Total (1)	114	1%	70	1%

Total Revenues	$17,627		$9,936

(1)	Other revenue includes revenues primarily related to other marketing services.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2022 are as follows:

	Remainder of year ending December 31,	For the years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Remaining Performance Obligations	$14,671	$7,602	$4,967	$3,260	$20	$140	$30,660

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $25.4 million and $23.2 million at March 31, 2022 and December 31, 2021, respectively. The increase in deferred revenues is primarily due to the growth in annual subscriptions from O&O and App Services, which require upfront annual payments, as well as an increase in the volume of program sales activity.

Revenues of $9.9 million were recognized during the three months ended March 31, 2022, related to the balance of deferred revenue at December 31, 2021.

Note 6 —Paycheck Protection Program Loan

On May 1, 2020, the Company applied for and received funding from the Paycheck Protection Program (“PPP”) in the amount of $1.2 million under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) (the “PPP Loan”). The PPP Loan was set to mature in May 2022 and bore interest at a rate of 1.0% per annum. The PPP provides that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The amount of loan proceeds eligible for forgiveness takes into account a number of factors, including the amount of loan proceeds used by the Company during the specified period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments.

The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the unaudited consolidated statement of operations. On April 16, 2022, the Company received the loan forgiveness letter from the Small Business Administration (SBA) stating that the loan has been forgiven in full including applicable interest.

Note 7 — Stockholders’ equity

Common Stock

As of March 31, 2022 and December 31, 2021, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

Warrants

As of March 31, 2022, the Company had 3,054,203 publicly traded warrants that were sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019 and that were issued to the PIPE Investors in connection with our business combination that closed on October 14, 2020   (the “Public Warrants”) and 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.

Each whole warrant entitles the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. All Warrants will expire October 14, 2025.

The Company has the right to redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by Software Acquisition Group LLC or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.

There were no exercises of warrants during the three months ended March 31, 2022.

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

	As of March 31, 2022	As of December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$2.90	$5.93
Expected volatility	67.00%	58.00%
Expected warrant term (years)	3.5	3.8
Risk-free interest rate	2.44%	1.12%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.49	$1.54

The change in fair value of the private placement warrant liability for three months ended March 31, 2022 and March 31, 2021 resulted in a gain of $3.9 million and a loss of $3.8 million, respectively.

Note 8 — Earnings (loss) per share

Basic and diluted earnings (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the respective periods. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and other potentially dilutive securities. In computing diluted earnings (loss) per share, the average fair value of the Company’s common stock for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

	Three months ended March 31,
	2021	2020
	(in thousands, except per share data)

Numerator - Basic and Diluted EPS:
Net loss	$(15,892)	$(18,755)

Denominator - Basic and Diluted EPS:
Weighted–average shares	52,750	48,071

Net loss per share- Basic and Diluted	$(0.30)	$(0.39)

For the three months ended March 31, 2022 and March 31, 2021, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at March 31, 2022 and March 31, 2021.

Antidilutive shares excluded:	March 31,
	2022	2021
	(in thousands)
Options	5,293	4,836
Restricted Stock Units	1,020	684
Warrants	6,730	6,730
	13,043	12,250

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

The following table summarizes stock option and restricted stock unit (RSU) activity, prices, and values for the three months ended March 31, 2022:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)

Balance at December 31, 2021	1,821	4,747	$7.61	850	$11.41
Granted	(809)	549	3.88	260	4.85
Options exercised and RSUs vested	27	-	-	(73)	13.87
Forfeited or expired	21	(3)	4.15	(17)	12.40

Balance at March 31, 2022	1,060	5,293	$7.23	1,020	$9.54

There were no options exercised during the three months ended March 31, 2022. The intrinsic value of options exercised during the three months ended March 31, 2021 was $1.0 million.

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

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	March 31,
	2022	2021

Dividend yield	0%	0%
Expected volatility	60% - 65%	60%
Expected term (years)	6.00 - 6.50	2.50 - 6.25
Risk-free interest rate	1.40% - 2.44%	0.14% - 1.11%
Weighted average grant date fair value	$2.30	$6.61

	(in thousands)
Stock-based compensation - Options	$967	$1,819
Stock-based compensation - RSUs	$821	$504

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

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with one foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three months ended March 31,
	2022		2021
	(in thousands)

United States	$11,799	67%	$7,156	72%
International:
United Kingdom	1,901	11%	169	2%
Other	3,927	22%	2,611	26%
Total International	$5,828	33%	2,780	28%
	$17,627	100%	$9,936	100%

Note 11 — Related party transactions

Equity investments

The Company incurred $1.0 million in revenue share to Nebula from subscription sales related to the Bundled Marketing and Premium Tier Agreement which is recorded in Cost of revenues on the unaudited consolidated statement of operations. The Bundled and Premium Tier subscriptions bundles the Nebula SVoD subscription with the CuriosityStream subscription for a single subscription fee through the CuriosityStream Premium Tier.

Note 12 — Leases

The Company adopted the new leases guidance contained in Topic 842 effective January 1, 2022 using the modified retrospective method. Therefore, the reported results for the three months ended March 31, 2022 and the financial position as of March 31, 2022 reflect the application of this new guidance, while the reported results for the three months ended March 31, 2021 and the financial position as of December 31, 2021 were not adjusted and continue to be reported under the prior lease accounting guidance in effect for the prior periods.

Company as a Lessee

The Company has entered into a non-cancellable operating lease agreement for office space, which expires in 2033. The Company’s operating lease for this office space includes fixed rent payments and variable lease payments, which are primarily related to common area maintenance and utility charges. The Company has elected to not separate lease and non-lease components, as such all amounts paid under the lease are classified as either fixed or variable lease payments. Fixed leases payments were included in the calculation of ROU assets and leases liabilities and variable lease payments are recognized as lease expense. The Company has determined that no renewal clauses are reasonably certain of being exercised and have not included any renewal periods within the lease term for this lease.

At March 31, 2022, the Company had operating lease ROU assets of $3.9 million, current lease liabilities of $0.3 million, and non-current lease liabilities of $4.9 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022 adoption date. The weighted average remaining lease term at March 31, 2022 was 11.2 years.

Components of Lease Cost

The Company’s total operating lease cost for the three months ended March 31, 2022 was comprised of the following:

(in thousands)
Operating lease cost	$121
Short-term lease cost	18
Variable lease cost	11
Total lease cost	$150

Maturity of Lease Liabilities

As of March 31, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Remaining nine months of 2022	$399
2023	543
2024	557
2025	571
2026	585
Thereafter	3,946
Total Lease Payments	$6,601
Less: imputed interest	(1,382)
Present value of total lease liabilities	$5,219

Company as Lessor

The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income in the accompanying consolidated statements of operations. For the three months ended March 31, 2022, operating lease income from the Company’s sublet was less than $0.1 million. As of March 31, 2022, total remaining future minimum lease payments receivable on the Company’s operating lease was $0.7 million.

Note 13 — Commitments and contingencies

Content commitments

At March 31, 2022, the Company had $22.4 million of content obligations comprised of $4.0 million included in content liabilities in the accompanying unaudited consolidated balance sheets, and $18.4 million of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets. Content obligations of $15.8 million and $2.6 million are expected to be paid during the nine months ending December 31, 2022 and the year ending December 31, 2023, respectively.

At December 31, 2021, the Company had $39.0 million of content obligations comprised of $9.7 million included in current content liabilities in the accompanying unaudited consolidated balance sheets and $29.4 million of obligations that are not reflected in the accompanying unaudited consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets.

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

Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $17.3 million as of March 31, 2022, of which $16.6 million, $0.5 million and $0.3 million are expected to be paid during the nine months ending December 31, 2022 and years ending December 31, 2023 and 2024, respectively.

Note 14 — Income taxes

The Company recorded a provision for income taxes were less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

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

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”). We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six products and services: Direct to Consumer Business, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Other. The table below shows our revenue generated through each of the foregoing products and services for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022		2021
	(in thousands)
Direct to Consumer (Subscriptions – O&O and App Services)	$7,192	41%	$4,816	48%
Partner Direct Business (License Fees – Affiliates)	1,143	6%	977	10%
Bundled Distribution (License Fees – Affiliates)	3,767	21%	3,526	35%
Program Sales	4,248	24%	486	5%
Corporate & Association Partnerships (Subscriptions – O&O Service)	1,163	7%	61	1%
Other	114	1%	70	1%
Revenues	$17,627		$9,936

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

Key Factors Affecting Results of Operations

Our future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including our ability to efficiently grow our subscriber base and expand our service offerings to maximize subscriber lifetime value. In particular, we believe that the following factors significantly affected our results of operations over the last fiscal quarter and are expected to continue to have such significant effects:

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from the Direct to Consumer Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”), (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”), and (iv) license fees from program sales arrangements. As of March 31, 2022, we had approximately 24 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers and Bundled MVPD Subscribers.

Since our founding in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We charge $2.99 per month or $19.99 per year for our standard Direct Service, or $9.99 per month or $69.99 per year for our premium Direct Service. We may in the future increase the price of our subscription plans, which may have a positive effect on our revenue from this line of our business. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. As of March 31, 2022, licensed content represented 3,322 titles and original titles represented 1,100 titles. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

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

Further, our advertising and marketing expenditures and personnel costs constitute primary operating costs for our business. These costs may fluctuate based on advertising and marketing objectives and personnel needs. In general, we have been and intend to continue to focus marketing dollars on efficient customer acquisition. With respect to personnel costs, we focus on revenue-generating personnel, such as sales staff and roles that support the improvement, maintenance and marketing of our Direct Service.

Results of Operations

The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for the three months ended March 31, 2022 and March 31, 2021 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated. We conduct business through one operating segment, CuriosityStream.

	Three months ended March 31,
	2022		2021		$ Change	% Change
	(unaudited)
	(in thousands)

Revenues
Subscriptions	$8,355	47%	$4,877	49%	$3,478	71%
License fee	9,158	52%	4,989	50%	4,169	84%
Other	114	1%	70	1%	44	63%
Total Revenues	$17,627	100%	$9,936	100%	$7,691	77%
Operating expenses
Cost of revenues	11,850	32%	4,158	17%	7,692	185%
Advertising and marketing	14,768	40%	12,248	48%	2,520	21%
General and administrative	10,503	28%	8,733	35%	1,770	20%
Total operating expenses	$37,121	100%	$25,139	100%	$11,982	48%
Operating loss	(19,494)		(15,203)		(4,291)	28%
Other income (expense)
Change in fair value of warrant liability	3,860		(3,786)		7,646	(202%)
Interest and other (expense) income	(57)		260		(317)	(122%)
Equity interests loss	(156)		-		(156)	n/m
Loss before income taxes	$(15,847)		$(18,729)		$2,882	(15%)
Provision for income taxes	45		26		19	73%
Net loss	$(15,892)		$(18,755)		$2,863	(15%)

n/m - percentage not meaningful

Revenue

Revenue for the three months ended March 31, 2022 and March 31, 2021 was $17.6 million and $9.9 million, respectively. The increase of $7.7 million, or 77%, is due to a $3.5 million increase in subscription revenue and a $4.2 million increase in license fee revenue.

The increase in subscription revenue of $3.5 million resulted primarily from a $2.4 million increase in subscriber fees received from Direct Subscribers for annual plans which resulted from increased brand awareness from greater advertising and marketing spending and a $1.1 million increase in corporate subscriptions related to the bulk agreement with Redbox executed in the last quarter of 2021. The increase in license fees of $4.2 million resulted primarily from a $3.8 million increase in license fees related to a larger volume of program sales arrangements and a $0.4 million increase in bundled distribution due to new agreements launched in the second half of 2021.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were $37.1 million and $25.1 million, respectively. This increase of $12.0 million, or 48%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the three months ended March 31, 2022 increased to $11.9 million from $4.2 million for the three months ended March 31, 2021. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $7.7 million, or 185%, is primarily due to the increase in content amortization of $6.3 million, which is primarily driven by the increase in program sales arrangements resulting in significant accelerated amortization, as well as an increase in the number and cost of titles published during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The balance of the increase in cost of revenues is primarily due to a $1.2 million increase in revenue share expense related to bundled and premier tier arrangements with other streaming services and an increase of $0.2 million in subtitling and broadcast costs.

Advertising & Marketing: Advertising and marketing expenses for the three months ended March 31, 2022, increased to $14.8 million from $12.2 million for the three months ended March 31, 2021. This increase of $2.5 million, or 21% is primarily due to an increase in digital advertising of $1.4 million, an increase in radio advertising of $3.6 million, partially offset by a decrease of $1.6 million in TV advertising and a decrease of $0.9 million in partner platforms, brand awareness, and other advertising compared to the prior year period.

General and Administrative:  General and administrative expenses for the three months ended March 31, 2022 increased to $10.5 million from $8.7 million for the three months ended March 31, 2021. This increase of $1.8 million, or 20%, is primarily attributable to $1.4 million for incremental salaries and benefits in addition to several other changes that were not individually significant. We expect to incur additional expenses in future periods as we continue to invest in corporate infrastructure to support the Company’s activities, including adding personnel and systems to our administrative and revenue-generating functions.

Operating Loss

Operating loss for the three months ended March 31, 2022 and March 31, 2021 was $19.5 million and $15.2 million, respectively. The increase of $4.3 million, or 28%, in operating loss resulted from the increase in operating expenses of $12.0 million, or 48%, offset by an increase in revenue of $7.7 million, or 77%, in each case during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as described above.

Change in Fair Value of Warrant Liability

For the three months ended March 31, 2022, the Company recognized a $3.9 million gain related to the change in fair value of the warrant liability, which was due to a decrease in the fair value of the Private Placement Warrants for the quarter, compared to a loss of $3.8 million recognized during the three months ended March 31, 2021, which was due to an increase in the fair value of the Private Placement Warrants in the prior period.

Interest and other income (expense)

Interest and other income (expense) for the three months ended March 31, 2022 was a $0.1 million expense compared to $0.3 million in income for the three months ended March 31, 2021, primarily due to amortization of the Company’s investment account with no comparable amount during the three months ended March 31, 2021.

Equity Interests Loss

For the three months ended March 31, 2022, the Company recorded $0.2 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula with no comparable income or loss in the three months ended March 31, 2021.

Provision for Income Taxes

Due to generating a loss before income taxes in each of the three months ended March 31, 2022 and March 31, 2021, we had a provision for income taxes of $45 thousand and $26 thousand, respectively. This increase of $19 thousand, or 73%, was primarily due to an increase in foreign withholding tax expense due to an increase in contracts executed with parties in foreign jurisdictions. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2022 and March 31, 2021 was $15.9 million and $18.8 million, respectively. The decrease of net loss of $2.9 million, or 15%, is primarily due to the change in the fair value of the warrant liability that resulted in a gain of $3.9 million for the three months ended March 31, 2022 compared to a loss of $3.7 million for the three months ended March 31, 2021 and the increase in revenue, partially offset by higher operating expenses and equity interest loss.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents, including restricted cash, of $24.9 million. In addition, the Company had available for sale investments in debt securities totaling $60.0 million, all of which were classified as short-term investments. All of the Company’s investments in debt securities can be readily converted to cash to meet the Company’s ongoing operating cash flow needs. For the three months ended March 31, 2022, we incurred a net loss of $15.9 million and used $12.3 million of net cash in operating activities, used $19.8 million of net cash in investing activities, while financing activities used $0.1 million of net cash.

We believe that our current cash levels and investments in debt securities that are readily convertible to cash will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)

Net cash used in operating activities	$(12,287)	$(12,590)
Net cash provided by (used in) investing activities	19,773	(135,653)
Net cash (used in) provided by financing activities	(137)	148,879
Net increase in cash, cash equivalents and restricted cash	$7,349	$636

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the three months ended March 31, 2022 and March 31, 2021, we recorded a net cash outflow from operating activities of $12.3 million and $12.6 million, respectively, or a decreased outflow of $0.3 million, or 2%. The decreased outflow from operating activities was primarily due to a change in fair value of warrant liability of $7.7 million (from a loss of $3.8 million during the three months ended March 31, 2021 to a gain of $3.9 million during the three months ended March 31, 2022), an increase in the investment of content assets of $5.4 million, an increase in the change in content liabilities of $7.1 million, and a decrease in the change of deferred revenue of $1.9 million. These outflows are partially offset by an increase in the change in accounts receivable of $9.7 million due to larger collections in the current year period than in the prior year period, an increase in amortization of content assets of $6.3 million, an increase in the change in accrued expenses and other liabilities of $1.1 million and a decrease in net loss of $2.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cash Flow Provided by (Used in) Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, as well as equity investments and purchases of property and equipment.

During the three months ended March 31, 2022 and March 31, 2021, we recorded a net cash inflow from investing activities of $19.8 million and a net cash outflow from investing activities of $135.6 million, respectively, or a decrease of cash outflow of $155.4 million, or 114%. The decrease in cash outflow from investing activities was primarily due to the decrease on purchases of available for sale investments of $140.1 million and a net increase in sales and maturities of $16.6 million. The Company also had cash outflows of $0.8 million related to quarterly contributions to the Nebula equity method investment during the three months ended March 31, 2022, with no comparable activity during the three months ended March 31, 2021.

Cash Flow Provided by (Used in) Financing Activities

During the three months ended March 31, 2022 and March 31, 2021, we recorded net cash outflow from financing activities of $0.1 million and a net cash inflow from financing activities of $148.9 million, respectively. The net cash inflow during the three months ended March 31, 2021 of $148.9 million was attributable to the receipt of proceeds from the issuance of common stock of $94.1 million (net of $6.8 million of underwriting discounts and commissions), the exercise of 4.8 million Public Warrants of $54.9 million, and the exercise of stock options of $0.3 million, partially offset by the payments of transaction costs related to the issuance of common stock of $0.4 million. There was no comparable activity during the three months ended March 31, 2022.

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

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

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

As a result of a sustained decrease in the Company’s share price during the three months ended March 31, 2022, we concluded that a triggering event had occurred and conducted impairment testing of our content assets. As a result of this review, we determined no impairment charges were necessary. Refer to the “Goodwill and intangible assets” section below for further details with respect to the impairment testing performed by the Company over its goodwill, definite-lived intangibles and other long-lived assets (including content assets) as of March 31, 2022.

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

As a result of a sustained decrease in the Company’s share price during the three months ended March 31, 2022, we concluded that a triggering event had occurred and conducted impairment testing of our goodwill and intangible assets. We determined that for purposes of this recoverability test, the lowest level of identifiable cash flows that are largely independent of other asset groups is at the entity level and as a result, we conducted the recoverability test at the entity level.

To determine the fair value of our identified entity level asset group, we used a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin, and operating expense growth rates, as well as a discount rate, and a terminal growth rate. Under the market approach, we use the guideline company and guideline transaction methods to develop valuation multiples and compare our company to similar publicly traded companies.

In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for our asset group could result in significantly different estimates of fair value.

As a result of this review, we determined our asset group passed the recoverability test as the carrying value of our asset group exceeded our carrying value by approximately 10% and as a result, no impairment charges were necessary. Overall, in the event there are future adverse changes in our projected cash flows and/or changes in key assumptions, including but not limited to an increase in our discount rate, lower market multiples, lower revenue growth, lower margin, higher operating expenses, and/or a lower terminal growth rate, we may be required to record a non-cash impairment charge to our goodwill and intangible assets as well as other long-lived assets (including our content assets). Such a non-cash charge would likely have a material adverse effect on our consolidated statement of operations and balance sheet in the reporting period of the charge. While management believes the assumptions used in our impairment test are reasonable, the fair value estimate is most sensitive to our discount rate and market multiple assumptions as these amounts are reflective of the market’s perception of our ability to achieve our projected cash flows.

In the period following March 31, 2022, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. If this decline in our share price is sustained for the following reporting period, this would require further testing of our identified asset group, which may result in an impairment. Absent changes to our projected cash flows, we would adjust our discount rate and market multiple assumptions as these amounts are reflective of the market’s perception of risks to achieving our projected cash flows and other economic factors. Those factors alone, or in combination with other factors, could cause our asset group carrying value to exceed its fair value, resulting in impairment.

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

Recently Issued Financial Accounting Standards

The information set forth under Note 2 to the unaudited consolidated financial statements under the caption “Basis of presentation and summary of significant accounting policies” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submits under the Exchange Act are recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022. Based on these evaluations, our CEO and the CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

We may incur non-cash impairment charges for our content assets, goodwill and other intangible assets which would negatively impact our operating results.

We regularly review our long-lived assets, including our content assets, goodwill and other finite-lived intangible assets for impairment. Goodwill is subject to impairment review on an annual basis and whenever potential impairment indicators are present. Other long-lived assets, including our content assets, and finite-lived intangible assets are reviewed when there is an indication that an impairment may have occurred.

As of March 31, 2022, we had a content assets carrying value of $78.1 million. We perform an impairment test for our content assets at least annually or when we observe indicators of impairment, including, among other things, a sustained decrease in the share price of our Common Stock and market capitalization. As of March 31, 2022, we had a goodwill balance of $2.8 million. We test goodwill for impairment at least annually or more frequently if indicators of impairment exist and other finite-lived intangible assets whenever events or changes in circumstances indicate that the varying value of the assets may not be recoverable. Impairment may result from, among other indicators, a decline in the share price of the Company or market capitalization and negative industry or economic trends.

As a result of a sustained decrease in our share price during the three months ended March 31, 2022, we concluded that a triggering event had occurred and conducted impairment testing of our content assets, goodwill and finite-lived intangible assets. Accordingly, we performed interim quantitative impairment testing at March 31, 2022 for our content assets, goodwill and finite-lived intangible assets, however, we determined that an impairment did not occur during the three months ended March 31, 2022.

In the period following March 31, 2022, there has been a further decline in our share price and market capitalization. If this decline is sustained for the following reporting period, this would require further testing of our content assets, goodwill or other finite-lived intangible assets, which may result in an impairment. The impairment of all or part of our content assets, goodwill or other finite-lived intangible assets may have a material adverse effect on our business, financial condition or results of operations. The amount of impairment determined reduces the carrying value of the asset and is expensed in that period as a charge to our results of operations. It is possible that we may never realize the full value of our intangible assets.

The fair value determinations underlying the quantitative aspect of our impairment testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our reporting unit and intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. If current expectations are not met, or if market factors outside of our control change significantly, then our reporting unit or intangible assets might become impaired in the future, adversely affecting our operating results and financial position. The carrying amounts of our content assets, goodwill and finite-lived intangible assets are susceptible to impairment risk if there are unfavorable changes in such assumptions, estimates and market factors. To the extent that business conditions deteriorate or key assumptions and estimates differ significantly from our management’s expectations, it may be necessary to recognize an impairment charge in the future.

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

CURIOSITYSTREAM INC.

Date: May 16, 2022	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jason Eustace
	Name:	Jason Eustace
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)