Form 10-Q
period 2022-06-30
CuriosityStream Inc.
filed 2022-08-15
CIK 1776909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 52,791,993 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

CuriosityStream Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$22,761	$15,216
Restricted cash	500	2,331
Short-term investments in debt securities	54,506	65,833
Accounts receivable	11,600	23,493
Other current assets	2,474	6,413
Total current assets	91,841	113,286

Investments in debt securities	-	15,430
Investments in equity method investees	11,140	9,987
Property and equipment, net	1,272	1,342
Content assets, net	78,855	72,682
Intangibles, net	316	1,369
Goodwill	-	2,793
Operating lease right-of-use assets	3,835	-
Other assets	588	689
Total assets	$187,847	$217,578

Liabilities and stockholders’ equity (deficit)

Current liabilities
Content liabilities	$5,976	$9,684
Accounts payable	9,552	3,428
Accrued expenses and other liabilities	10,122	12,429
Deferred revenue	22,297	22,430
Total current liabilities	47,947	47,971

Warrant liability	1,323	5,661
Non-current operating lease liabilities	4,821	-
Other liabilities	699	2,011

Total liabilities	54,790	55,643

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value – 1,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value – 125,000 shares authorized as of June 30, 2022 and December 31, 2021; 52,786 shares issued and outstanding as of June 30, 2022; 52,677 issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	355,555	352,334
Accumulated other comprehensive loss	(452)	(222)
Accumulated deficit	(222,051)	(190,182)
Total stockholders’ equity (deficit)	133,057	161,935
Total liabilities and stockholders’ equity (deficit)	$187,847	$217,578

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Operations

(in thousands, except for per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	$22,348	$15,344	$39,975	$25,280

Operating expenses
Cost of revenues	12,988	5,722	24,838	9,880
Advertising and marketing	11,208	11,520	25,976	23,769
General and administrative	10,603	9,153	21,106	17,885
Impairment of goodwill and intangible assets	3,603	-	3,603	-
	38,402	26,395	75,523	51,534
Operating loss	(16,054)	(11,051)	(35,548)	(26,254)

Change in fair value of warrant liability	478	1,764	4,338	(2,022)
Interest and other (expense) income	(29)	1,036	(86)	1,296
Equity interests loss	(316)	-	(472)	-
Loss before income taxes	(15,921)	(8,251)	(31,768)	(26,980)
Provision for income taxes	56	53	101	79
Net loss	$(15,977)	$(8,304)	$(31,869)	$(27,059)

Net loss per share
Basic	$(0.30)	$(0.16)	$(0.60)	$(0.54)
Diluted	$(0.30)	$(0.19)	$(0.60)	$(0.54)
Weighted average number of common shares outstanding
Basic	52,775	52,567	52,762	50,327
Diluted	52,775	52,968	52,762	50,327

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Net loss	$(15,977)	$(8,304)	$(31,869)	$(27,059)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	3	(769)	(230)	(1,223)

Total comprehensive loss	$(15,974)	$(9,073)	$(32,099)	$(28,282)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

(in thousands)

(unaudited)

						Accumulated Other		Total
	Common Stock		Preferred Stock		Additional Paid-in	Comprehensive Income	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)

Balance at March 31, 2022	52,767	$5	-	$-	$353,985	$(455)	$(206,074)	$147,461
Net loss	-	-	-	-	-	-	(15,977)	(15,977)
Stock-based compensation, net	19	-	-	-	1,570	-	-	1,570
Other comprehensive income	-	-	-	-	-	3	-	3
Balance at June 30, 2022	52,786	$5	-	$-	$355,555	$(452)	$(222,051)	$133,057

Balance at December 31, 2021	52,677	$5	-	$-	$352,334	$(222)	$(190,182)	$161,935
Net loss	-	-	-	-	-	-	(31,869)	(31,869)
Stock-based compensation, net	109	-	-	-	3,221	-	-	3,221
Other comprehensive loss	-	-	-	-	-	(230)	-	(230)
Balance at June 30, 2022	52,786	$5	-	$-	$355,555	$(452)	$(222,051)	$133,057

Balance at March 31, 2021	52,549	$5	-	$-	$347,967	$(444)	$(171,302)	$176,226
Net loss	-	-	-	-	-	-	(8,304)	(8,304)
Stock-based compensation, net	3	-	-	-	1,515	-	-	1,515
Exercise of Options	31	-	-	-	115	-	-	115
Other comprehensive loss	-	-	-	-	-	(769)	-	(769)
Balance at June 30, 2021	52,583	$5	-	$-	$349,597	$(1,213)	$(179,606)	$168,783

Balance at December 31, 2020	40,289	$4	-	$-	$197,507	$10	$(152,547)	$44,974
Net loss	-	-	-	-	-	-	(27,059)	(27,059)
Stock-based compensation, net	3	-	-	-	3,838	-	-	3,838
Issuance of Common Stock	7,475	1	-	-	94,100	-	-	94,101
Common Stock issuance costs	-	-	-	-	(707)	-	-	(707)
Exercise of Options	103	-	-	-	437	-	-	437
Exercise of Warrants	4,733	-	-	-	54,422	-	-	54,422
Cancellation of escrow shares	(20)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(1,223)	-	(1,223)
Balance at June 30, 2021	52,583	$5	-	$-	$349,597	$(1,213)	$(179,606)	$168,783

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(31,869)	$(27,059)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(4,338)	2,022
Additions to content assets	(25,303)	(22,199)
Change in content liabilities	(3,708)	4,465
Amortization of content assets	19,130	6,989
Depreciation and amortization expenses	441	217
Impairment of goodwill and intangible assets	3,603	-
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	758	352
Stock-based compensation	3,382	3,860
Equity interests loss	472	-
Other non-cash items	211	-
Changes in operating assets and liabilities
Accounts receivable	11,893	(3,526)
Other assets	4,040	185
Accounts payable	6,146	1,773
Accrued expenses and other liabilities	(2,850)	1,091
Deferred revenue	(157)	8,474
Net cash used in operating activities	(18,149)	(23,356)

Cash flows from investing activities
Purchases of property and equipment	(120)	(175)
Business acquisitions	-	(4,000)
Investment in equity method investees	(1,625)	-
Sales of investments in debt securities	2,893	4,882
Maturities of investments in debt securities	24,373	11,980
Purchases of investments in debt securities	(1,497)	(141,644)
Net cash provided by (used in) investing activities	24,024	(128,957)

Cash flows from financing activities
Exercise of stock options	-	409
Exercise of warrants	-	54,898
Payments related to tax withholding	(161)	(22)
Proceeds from issuance of Common Stock	-	94,101
Payment of offering costs	-	(707)
Net cash (used in) provided by financing activities	(161)	148,679

Net increase in cash, cash equivalents and restricted cash	5,714	(3,634)
Cash, cash equivalents and restricted cash, beginning of period	17,547	17,384
Cash, cash equivalents and restricted cash, end of period	$23,261	$13,750

Supplemental disclosure:
Cash paid for taxes	$398	$30
Cash paid for operating leases	$219	$43
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,965	$-

(1)	Includes adoption of new leasing guidance effective January 1, 2022. See Note 12 for further details.

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition, and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Note 3 – Equity Investments

Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)

In July 2021, the Company acquired 32% ownership in the Spiegel Venture for $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV and Autentic, operates two documentary channels, together with various SVoD services, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of June 30, 2022.

Watch Nebula LLC (“Nebula”)

On August 23, 2021, the Company purchased a 12% ownership interest in Watch Nebula LLC for $6.0 million. Nebula is an SVoD technology platform built for and by a group of content creators. The Company is committed to purchasing an additional 13% ownership interest through eight quarterly payments of $0.8 million, which after each payment, the Company will obtain an additional 1.625% of equity ownership interests. Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of June 30, 2022.

The Company’s carrying values for its equity method investments as of June 30, 2022 and December 31, 2021 is as follows:

	Spiegel Venture	Nebula	Total
	(in thousands)

Balance at December 31, 2021	$3,089	$6,898	$9,987
Investments in equity method investees (1)	-	1,625	1,625
Equity interests loss	(122)	(350)	(472)
Balance at June 30, 2022	$2,967	$8,173	$11,140

(1)	Nebula’s investment in equity method investees balance includes an accrual of $0.8 million also reported in Accrued expenses and other liabilities as of June 30, 2022.

Note 4 —Balance sheet components

Cash and cash equivalents and restricted cash

A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)

Cash and cash equivalents	$22,761	$15,216
Restricted cash	500	2,331
Cash and cash equivalents and restricted cash	$23,261	$17,547

At June 30, 2022, restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements of $0.5 million. On April 16, 2022, the Paycheck Protection Program (PPP) loan was forgiven, and $1.2 million of funds were released from escrow to the Company and reclassified from restricted cash to cash and cash equivalents (see Note 6). On May 11, 2022, the One Day University (ODU) holdback of $0.5 million was paid to ODU from escrow funds previously classified as restricted cash.

Investments in debt securities

The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of June 30, 2022				As of December 31, 2021
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total
	(in thousands)				(in thousands)

Level 1 Securities
Money market funds	$12,064	$-	$-	$12,064	$11,709	$-	$-	$11,709
U.S. Government debt securities	-	9,471	-	9,471	-	13,582	-	13,582
Total Level 1 Securities	12,064	9,471	-	21,535	11,709	13,582	-	25,291

Level 2 Securities
Corporate debt securities	-	45,035	-	45,035	-	50,641	15,430	66,071
Municipal debt securities	-	-	-	-	-	1,610	-	1,610
Total Level 2 Securities	-	45,035	-	45,035	-	52,251	15,430	67,681
Total	$12,064	$54,506	$-	$66,570	$11,709	$65,833	$15,430	$92,972

The following tables summarize the Company’s corporate, U.S. government, and municipal debt securities:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities:
Corporate	$45,461	$-	$(426)	$45,035
U.S. Government	9,497	-	(26)	9,471
Total	$54,958	$-	$(452)	$54,506

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities:
Corporate	$66,281	$-	$(210)	$66,071
U.S. Government	13,594	-	(12)	13,582
Municipalities	1,610	-	-	1,610
Total	$81,485	$-	$(222)	$81,263

There were no material realized gains or losses recorded during the three and six months ended June 30, 2022 or 2021.

Content assets

Content assets consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Licensed content, net
Released, less amortization	$12,345	$11,406
Prepaid and unreleased	6,413	9,119
	18,758	20,525
Produced content, net
Released, less amortization	26,711	18,507
In production	33,386	33,650
	60,097	52,157
Total	$78,855	$72,682

As of June 30, 2022, $5.4 million, $3.3 million, and $1.6 million of the $12.3 million unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of June 30, 2022, $7.2 million, $6.9 million, and $6.0 million of the $26.7 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the following tables represent the amortization of content assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Licensed content	$1,798	$1,595	$4,797	$3,278
Produced content	8,293	2,658	14,333	3,711
Total	$10,091	$4,253	$19,130	$6,989

Goodwill and intangible assets

Changes in goodwill for the six months ended June 30, 2022 is as follows (in thousands):

Balance at December 31, 2021	$2,793
Impairment of goodwill	2,793
Balance at June 30, 2022	$-

During the three months ended June 30, 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022 and recognized a goodwill impairment charge of $2.8 million during the three months ended June 30, 2022 as the fair value of the reporting unit was less than the related carrying value. This charge is included in impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations.

The determination of the fair value of the Company’s reporting unit was based on a combination of the income and the market approach. The Company applied equal weighting to each of the approaches in determining the fair value of the reporting unit. Under the income approach, the Company utilized discounted cash flows of forecasted future cash flows based on future operational expectations and discounted these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflect actual business trends experienced and the Company’s long-term business strategy. Under the market approach, the Company utilized the guideline public company method and guideline transaction method to develop valuation multiples and compare the Company to similar publicly traded companies. The significant assumptions under each of the approaches include, among others: revenue projections (which are dependent on future customer subscriptions and content licensing agreements), operating expenses, discount rate, control premium and a terminal growth rate. The cash flows used to determine the fair values are dependent on a number of significant management assumptions, such as the Company’s expectations of future performance and the expected future economic environment, which are partly based upon the Company’s historical experience. The Company also considered its market capitalization in assessing the reasonableness of the reporting unit fair value.

During the three months ended June 30, 2022, the Company also determined there were impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which is reflected as a component of impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations.

Warrant liability

As described in Note 7, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021, was as follows:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Level 3
Private Placement Warrants	$1,323	$5,661
Total Level 3	$1,323	$5,661

Note 5 — Revenue

The following table sets forth the Company’s revenues disaggregated by type for the three and six months ended June 30, 2022 and 2021, as well as the relative percentage of each revenue type to total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands)				(in thousands)

Subscriptions – O&O Service	$7,912	35%	$4,705	31%	$15,218	38%	$8,671	34%
Subscriptions – App Services	1,010	5%	975	6%	2,058	5%	1,886	7%
Subscriptions – Total	8,922	40%	5,680	37%	17,276	43%	10,557	41%

License Fees – Affiliates	5,079	23%	4,579	30%	9,989	25%	9,082	36%
License Fees – Program Sales (1)	6,655	30%	5,031	33%	10,904	27%	5,517	22%
License Fees – Total	11,734	53%	9,610	63%	20,893	52%	14,599	58%

Other – Total (1)(2)	1,692	7%	54	0%	1,806	5%	124	1%
Total Revenues	$22,348		$15,344		$39,975		$25,280

(1)	For the three and six months ended June 30, 2022, total related party revenue was $2.1 million, consisting of $0.5 million for the three and six months ended June 30, 2022 for content licensed by the Company to the Spiegel Venture included in License fee – Program Sales and $1.6 million for the three and six months ended June 30, 2022 for marketing services rendered to Nebula, which is included in Other revenue.
(2)	In addition to (1) above, Other revenue for the three and six months ended June 30, 2022 includes other marketing services for $0.1 million and $0.2 million, respectively.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2022 are as follows:

	Remainder of year ending December 31,	For the years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Remaining Performance Obligations	$10,192	$7,962	$5,035	$3,339	$23	$158	$26,709

These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for program sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $23.0 million and $23.2 million at June 30, 2022 and December 31, 2021, respectively.

Revenues of $6.2 and $16.1 million were recognized during the three and six months ended June 30, 2022, related to the balance of deferred revenue at December 31, 2021.

Note 6 — Paycheck Protection Program Loan

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

The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the unaudited consolidated statement of operations. On April 16, 2022, the Company received the loan forgiveness letter from the Small Business Administration (SBA) stating that the loan has been forgiven in full, including applicable interest. Following receipt of the loan forgiveness notification letter, funds of $1.2 million were released from escrow, and the Company reclassified this amount from restricted cash to cash and cash equivalents on the unaudited consolidated balance sheet.

Note 7 — Stockholders’ equity

Common Stock

As of June 30, 2022 and December 31, 2021, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.

Warrants

As of June 30, 2022, the Company had A) 3,054,203 publicly traded warrants that were (i) sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019 and (ii) issued to the PIPE Investors in connection with our business combination that closed on October 14, 2020 (the “Public Warrants”) and B) 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.

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

There were no exercises of warrants during the three and six months ended June 30, 2022.

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

	As of June 30, 2022	As of December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price (CURI)	$1.69	$5.93
Expected volatility	89.00%	58.00%
Expected warrant term (years)	3.3	3.8
Risk-free interest rate	2.99%	1.12%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.36	$1.54

The change in fair value of the private placement warrant liability for the three and six months ended June 30, 2022 resulted in a gain of $0.5 million and $4.3 million, respectively, and for the three and six months ended June 30, 2021 resulted in a gain of $1.8 million and a loss of $2.0 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Numerator - Basic EPS:
Net loss	$(15,977)	$(8,304)	$(31,869)	$(27,059)

Denominator - Basic EPS:
Weighted–average shares – Basic	52,775	52,567	52,762	50,327

Net loss per share – Basic	$(0.30)	$(0.16)	$(0.60)	$(0.54)

Numerator - Diluted EPS:
Net loss	$(15,977)	$(8,304)	$(31,869)	$(27,059)
Decrease in fair value of Private Placement Warrants	-	(1,764)	-	-
Net loss – Diluted	(15,977)	(10,068)	(31,869)	(27,059)

Denominator - Diluted EPS:
Weighted–average shares – Basic	52,775	52,567	52,762	50,327
Incremental common shares from assumed exercise of Private Placement Warrants	-	402	-	-
Weighted–average shares – Diluted	52,775	52,968	52,762	50,327

Net loss per share – Diluted	$(0.30)	$(0.19)	$(0.60)	$(0.54)

For the three and six months ended June 30, 2022 and 2021, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units (RSUs) represent the total amount of outstanding warrants, stock options, and restricted stock units at June 30, 2022 and 2021.

Antidilutive shares excluded:	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

Options	5,244	4,737	5,244	4,737
Restricted Stock Units	1,114	772	1,114	772
Warrants	6,730	3,054	6,730	6,730
	13,088	8,563	13,088	12,239

Note 9 — Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.

CuriosityStream 2020 Omnibus Plan

In October 2020, the Board of Directors of the Company adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, RSUs and restricted stock.

The following table summarizes stock option and RSU activity, prices, and values for the six months ended June 30, 2022:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted - Average Grant Date Fair Value
	(in thousands, except per share data)

Balance at December 31, 2021	1,821	4,747	$7.61	850	$11.41
Granted	(1,370)	821	3.18	549	3.15
Options exercised and RSUs vested	39	-	-	(104)	11.28
Forfeited or expired	505	(324)	8.20	(181)	11.66
Balance at June 30, 2022	995	5,244	$6.88	1,114	$7.17

There were no options exercised during the three and six months ended June 30, 2022. The intrinsic value of options exercised during the three and six months ended June 30, 2021 was $0.3 and $1.3 million, respectively.

Options generally have a four-year vesting period with 25% of the shares vesting on each anniversary date. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.

RSUs generally have a four-year or a quarterly vesting period with 1/48th of the shares vesting monthly or 6.25% of the shares vesting quarterly. Upon vesting and distribution, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy RSUs vested, net of shares withheld for taxes if elected by the RSU holder.

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

Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Dividend yield	0%	N/A	0%	0%
Expected volatility	65% - 70%	N/A	60% - 70%	60%
Expected term (years)	6.25	N/A	6.00 - 6.50	2.50 - 6.25
Risk-free interest rate	2.81% - 2.95%	N/A	1.40% - 2.95%	0.14% - 1.11%
Weighted average grant date fair value	$1.12	N/A	$1.91	$6.61
	(in thousands)		(in thousands)
Stock-based compensation - Options	$946	$910	$1,914	$2,729
Stock-based compensation - RSUs	$648	$627	$1,468	$1,131

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

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with one foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021

United States	$14,704	66%	$12,111	79%	$26,503	66%	$19,266	76%
International:
United Kingdom	2,533	11%	210	1%	4,434	11%	379	2%
Other	5,111	23%	3,023	20%	9,038	23%	5,635	22%
Total International	7,644	34%	3,233	21%	13,472	34%	6,014	24%

	22,348	100%	15,344	100%	39,975	100%	25,280	100%

Note 11 — Related party transactions

Equity investments

As described in Note 5, the Company recognized $0.5 million of revenue related to the Spiegel Venture during the three and six months ended June 30, 2022.

As described in Note 5, the Company recognized $1.6 million of revenue related to advertising services rendered to Nebula during the three and six months ended June 30, 2022. The Company incurred $1.0 and $2.0 million for the three and six months ended June 30, 2022, respectively, in revenue share to Nebula from subscription sales related to the Bundled Marketing and Premium Tier Agreement. This revenue share is recorded in Cost of revenues on the unaudited consolidated statement of operations. The Bundled and Premium Tier subscriptions bundles the Nebula SVoD subscription with the CuriosityStream subscription for a single subscription fee through the CuriosityStream Premium Tier.

Note 12 — Leases

The Company adopted the new leases guidance contained in Topic 842 effective January 1, 2022 using the modified retrospective method. Therefore, the reported results for the three and six months ended June 30, 2022 and the financial position as of June 30, 2022 reflect the application of this new guidance, while the reported results for the three and six months ended June 30, 2021 and the financial position as of December 31, 2021 were not adjusted and continue to be reported under the prior lease accounting guidance in effect for the prior periods.

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

At June 30, 2022, the Company had operating lease ROU assets of $3.8 million, current lease liabilities of $0.3 million, and non-current lease liabilities of $4.8 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022 adoption date. The weighted average remaining lease term at June 30, 2022 was 10.7 years.

Components of Lease Cost

The Company’s total operating lease cost for the three and six months ended June 30, 2022 was comprised of the following (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating lease cost	$121	$242
Short-term lease cost	18	36
Variable lease cost	13	24
Total lease cost	$152	$302

Maturity of Lease Liabilities

As of June 30, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Remaining six months of 2022	$268
2023	543
2024	557
2025	571
2026	585
Thereafter	3,946
Total Lease Payments	$6,470
Less: imputed interest	(1,326)
Present value of total lease liabilities	$5,144

Company as Lessor

The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2022, operating lease income from the Company’s sublet was less than $0.1 million. As of June 30, 2022, total remaining future minimum lease payments receivable on the Company’s operating lease was $0.6 million.

Note 13 — Commitments and contingencies

Content commitments

At June 30, 2022, the Company had $18.9 million of content obligations comprised of $6.0 million included in content liabilities in the accompanying unaudited consolidated balance sheets, and $12.9 million of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets. Content obligations of $16.4 million and $2.5 million are expected to be paid during the six months ending December 31, 2022 and the year ending December 31, 2023, respectively.

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

Advertising commitments

The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $10.8 million as of June 30, 2022, of which $10.1 million, $0.5 million and $0.2 million are expected to be paid during the six months ending December 31, 2022 and years ending December 31, 2023 and 2024, respectively.

Note 14 — Income taxes

The Company recorded a provision for income taxes of $0.1 million for the three and six months ended June 30, 2022 and 2021, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Overview

CuriosityStream is a media and entertainment company that offers premium video programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology.  Our mission is to provide premium factual entertainment that informs, enchants and inspires.  We are seeking to meet demand for high-quality factual entertainment via SVoD platforms, as well as via bundled content licenses for SVoD and linear offerings, partner bulk sales, brand partnerships and content sales.  We believe we are well-positioned for growth as a digital-native video platform monetizing content across this broad revenue stack.

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six products and services: Direct to Consumer Business, Partner Direct Business, Bundled Distribution, Program Sales, Corporate & Association Partnerships and Other. The table below shows our revenue generated through each of the foregoing products and services for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

Direct to Consumer (Subscriptions – O&O and App Services)	$7,363	33%	$5,647	37%	$14,554	36%	$10,462	41%
Partner Direct Business (License Fees – Affiliates)	1,191	5%	1,041	7%	2,334	6%	2,018	8%
Bundled Distribution (License Fees – Affiliates)	3,888	18%	3,538	23%	7,655	19%	7,064	28%
Program Sales	6,655	30%	5,031	33%	10,904	27%	5,517	22%
Corporate & Association Partnerships (Subscriptions – O&O Service)	1,559	7%	33	0%	2,722	7%	95	0%
Other	1,692	7%	54	0%	1,806	5%	124	1%

Total Revenues	$22,348		$15,344		$39,975		$25,280

CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street. Our extensive catalog of originally produced and owned content includes more than 9,500 short-, mid- and long-form video and audio titles, including One Day University and Learn25 recorded lectures that are led by some of the most acclaimed college and university professors in the world. Our library also features a rotating catalog of more than 5,500 internationally licensed videos and audio programs. Every month, we launch dozens of new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library in ten different languages—so far.

Our video content is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox.  Our Direct Service is available to any household in the world with a broadband connection for $2.99 per month or $19.99 per year.  We also provide a premium service for $9.99 per month or $69.99 per year. Our Premium membership includes everything in our standard service, plus subscriptions to third-party platforms Tastemade, Topic, and SommTV, our equity investee Nebula, and our new service, One Day University.

The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms. We have affiliate agreement relationships with, and our service is available directly from, major MVPDs that include Comcast, Cox, Dish and vMVPDs and digital distributors that include Amazon Prime Video Channels, Apple Channel, Roku Channel, Sling TV and YouTube TV.

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

Our Other business is primarily comprised of advertising and sponsorship revenue.  We offer companies the opportunity to be associated with CuriosityStream content in a variety of forms, including short and long form program integration, branded social media promotional videos, advertising spots in our video and audio programs that are made available in front of the paywall, and digital display ads.

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

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from the Direct to Consumer Business and Direct Subscribers, (ii) subscriber fees from Corporate & Association Partnerships, (iii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”), (iv) license fees from bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”), (v) license fees from program sales arrangements, and (vi) Other revenue, including advertising and sponsorships. As of June 30, 2022, we had approximately 25 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers, Bundled MVPD Subscribers and Corporate & Association Partnerships subscribers.

Since our founding in 2015, we have generated a significant portion of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. We may in the future increase the price of our subscription plans, which may have a positive effect on our revenue from this line of our business. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

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

Results of Operations

The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated. We conduct business through one operating segment, CuriosityStream.

Comparison of the three months ended June 30, 2022 and 2021

	Three months ended June 30,
	2022		2021		$ Change	% Change
	(unaudited) (in thousands)
Revenues
Subscriptions	$8,922	40%	$5,680	37%	$3,242	57%
License fee	11,734	52%	9,610	63%	2,124	22%
Other	1,692	8%	54	0%	1,638	n/m
Total Revenues	$22,348	100%	$15,344	100%	$7,004	46%
Operating expenses
Cost of revenues	12,988	34%	5,722	22%	7,266	127%
Advertising and marketing	11,208	29%	11,520	44%	(312)	(3%)
General and administrative	10,603	28%	9,153	34%	1,450	16%
Impairment of goodwill and intangible assets	3,603	9%	-	0%	3,603	n/m
Total operating expenses	$38,402	100%	$26,395	100%	$12,007	45%
Operating loss	(16,054)		(11,051)		(5,003)	45%
Other income (expense)
Change in fair value of warrant liability	478		1,764		(1,286)	(73%)
Interest and other (expense) income	(29)		1,036		(1,065)	n/a
Equity interests loss	(316)		-		(316)	n/m
Loss before income taxes	$(15,921)		$(8,251)		$(7,670)	93%
Provision for income taxes	56		53		3	6%
Net loss	$(15,977)		$(8,304)		$(7,673)	92%

n/m - percentage not meaningful

Revenue

Revenue for the three months ended June 30, 2022 and 2021 was $22.3 million and $15.3 million, respectively. The increase of $7.0 million, or 46%, is due to a $3.2 million increase in subscription revenue, a $2.1 million increase in license fee revenue and a $1.6 million increase in other revenue.

The increase in subscription revenue of $3.2 million resulted primarily from a $1.6 million increase in subscriber fees received from Direct Subscribers for annual and monthly plans and a $1.3 million increase in corporate subscriptions related to the bulk agreements executed in the last quarter of 2021. The increase in license fees of $2.1 million resulted primarily from a $1.6 million increase in license fees related to a larger volume of program sales arrangements and a $0.5 million increase in bundled distribution due to new agreements launched in the second half of 2021. The increase in other revenue of $1.6 million is primarily due to revenue generated in the current quarter related to an advertising agreement with an affiliate.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 and 2021 were $38.4 million and $26.4 million, respectively. This increase of $12.0 million, or 45%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the three months ended June 30, 2022 increased to $13.0 million from $5.7 million for the three months ended June 30, 2021. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $7.3 million, or 127%, is primarily due to the increase in content amortization of $5.8 million, which is primarily driven by the increase in program sales arrangements resulting in significant accelerated amortization, as well as an increase in the number and cost of titles published during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The balance of the increase in cost of revenues is primarily due to a $1.3 million increase in revenue share expense related to bundled and premier tier arrangements with other streaming services as well as cost of advertising and an increase of $0.2 million in sales commissions, subtitling and broadcast costs.

Advertising & Marketing: Advertising and marketing expenses for the three months ended June 30, 2022, decreased to $11.2 million from $11.5 million for the three months ended June 30, 2021. This decrease of $0.3 million, or 3% is primarily due to a decrease in digital advertising, partner platforms and agency fees of $2.5 million, partially offset by an increase of $2.2 million in radio and TV advertising compared to the prior year period.

General and Administrative:  General and administrative expenses for the three months ended June 30, 2022 increased to $10.6 million from $9.2 million for the three months ended June 30, 2021. This increase of $1.4 million, or 16%, is primarily attributable to incremental salaries and benefits.

Impairment of Goodwill and Intangible Assets: The increase of $3.6 million in operating expenses for the three months ended June 30, 2022 was the result of the impairment analysis performed during the current quarter. The analysis resulted in an impairment charge of $0.8 million related to intangible assets and an impairment charge against the entire balance of goodwill for $2.8 million. There were no such impairment charges recorded during the three months ended June 30, 2021.

Operating Loss

Operating loss for the three months ended June 30, 2022 and 2021 was $16.1 million and $11.1 million, respectively. The increase of $5.0 million, or 45%, in operating loss resulted from the increase in operating expenses of $12.0 million, or 45%, including the impairment of goodwill and intangible assets of $3.6 million, offset by an increase in revenue of $7.0 million, or 46%, in each case during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as described above.

Change in Fair Value of Warrant Liability

For the three months ended June 30, 2022, the Company recognized a $0.5 million gain compared to a gain of $1.8 million recognized during the three months ended June 30, 2021, each resulting from a decrease in the fair value of the liabilities related to the Private Placement Warrants for the respective periods.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2022 was less than $0.1 million expense compared to $1.0 million in income for the three months ended June 30, 2021, primarily due to greater interest income from debt investments in the prior year period.

Equity Interests Loss

For the three months ended June 30, 2022, the Company recorded $0.3 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula with no comparable equity interests income or loss in the three months ended June 30, 2021.

Provision for Income Taxes

Due to generating a loss before income taxes in each of the three months ended June 30, 2022 and 2021, we had a provision for income taxes of $56 thousand and $53 thousand, respectively. This slight increase of $3 thousand, or 6%, was primarily due to an increase in foreign withholding tax expense due to an increase in contracts executed with parties in foreign jurisdictions. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2022 and 2021 was $16.0 million and $8.3 million, respectively. The increase of net loss of $7.7 million, or 92%, is due to the increase in total operating expenses of $12 million, or 45%, consisting primarily of the increase in cost of revenues and goodwill and intangible assets impairment charges, the $1.3 million decrease in the gain related to the change in the fair value of the warrant liability, and the $1.1 million decrease in interest and other (expense) income, partially offset by the increase in total revenues of $7.0 million or 46%, in each case during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as described above.

Comparison of the six months ended June 30, 2022 and 2021

	Six months ended June 30,
	2022		2021		$ Change	% Change
	(unaudited)
	(in thousands)
Revenues
Subscriptions	$17,276	43%	$10,557	42%	$6,719	64%
License fee	20,893	52%	14,599	58%	6,294	43%
Other	1,806	5%	124	0%	1,682	n/m
Total Revenues	$39,975	100%	$25,280	100%	$14,695	58%
Operating expenses
Cost of revenues	24,838	33%	9,880	19%	14,958	151%
Advertising and marketing	25,976	34%	23,769	46%	2,207	9%
General and administrative	21,106	28%	17,885	35%	3,221	18%
Impairment of goodwill and intangible assets	3,603	5%	-	0%	3,603	n/m
Total operating expenses	$75,523	100%	$51,534	100%	$23,989	47%
Operating loss	(35,548)		(26,254)		(9,294)	35%
Other income (expense)
Change in fair value of warrant liability	4,338		(2,022)		6,360	n/m
Interest and other (expense) income	(86)		1,296		(1,382)	n/m
Equity interests loss	(472)		-		(472)	n/m
Loss before income taxes	$(31,768)		$(26,980)		$(4,788)	18%
Provision for income taxes	101		79		22	28%
Net loss	$(31,869)		$(27,059)		$(4,810)	18%

n/m - percentage not meaningful

Revenue

Revenue for the six months ended June 30, 2022 and June 30, 2021 was $40.0 million and $25.3 million, respectively. The increase of $14.7 million, or 58%, is due to a $6.7 million increase in subscription revenue, a $6.3 million increase in license fee revenue and a $1.7 million increase in other revenue

The increase in subscription revenue of $6.7 million resulted primarily from a $4.1 million increase in subscriber fees received from Direct Subscribers for annual and monthly plans and a $2.6 million increase in corporate subscriptions related to subscription bulk agreements. The increase in license fees of $6.3 million resulted primarily from a $5.3 million increase in license fees related to a larger volume of program sales arrangements, a $0.6 million increase in bundled distribution due to new agreements launched in the second half of 2021 and a $0.4 million increase in Partner Direct revenues due to increased subscribers to our partner’s respective platforms.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 and 2021 were $75.5 million and $51.5 million, respectively. This increase of $24.0 million, or 47%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the six months ended June 30, 2022 increased to $24.8 million from $9.8 million for the six months ended June 30, 2021. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $15.0 million, or 151%, is primarily due to the increase in content amortization of $12.2 million, which is primarily driven by the increase in program sales arrangements resulting in significant accelerated amortization, as well as an increase in the number and cost of titles published during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The balance of the increase in cost of revenues is primarily due to a $2.5 million increase in revenue share expense related to bundled and premier tier arrangements with other streaming services and an increase of $0.3 million in subtitling and broadcast costs.

Advertising & Marketing: Advertising and marketing expenses for the six months ended June 30, 2022, increased to $26.0 million from $23.8 million for the six months ended June 30, 2021. This increase of $2.2 million, or 9%, is primarily due to an increase in radio advertising of $5.6 million and an increase in digital advertising of $0.6 million, partially offset by a decrease of $4.0 million in partner platforms, TV advertising and agency fees compared to the prior year period.

General and Administrative:  General and administrative expenses for the six months ended June 30, 2022 increased to $21.1 million from $17.9 million for the six months ended June 30, 2021. This increase of $3.2 million, or 18%, is primarily attributable to $2.2 million for incremental salaries and benefits as well as smaller increases to various other expense categories, including licenses and subscriptions and professional fees.

Impairment of Goodwill and Intangible Assets: The increase of $3.6 million in operating expenses for the six months ended June 30, 2022 is the result of the impairment analysis performed as of June 30, 2022. The analysis resulted in an impairment charge of $0.8 million related to intangible assets and an impairment charge against the entire balance of goodwill for $2.8 million. There were no such impairment charges recorded during the six months ended June 30, 2021.

Operating Loss

Operating loss for the six months ended June 30, 2022 and 2021 was $35.6 million and $26.3 million, respectively. The increase of $9.3 million, or 35%, in operating loss resulted from the increase in operating expenses of $24.0 million, or 47%, including the impairment of goodwill and intangible assets of $3.6 million, offset by an increase in revenue of $14.7 million, or 58%, in each case during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as described above.

Change in Fair Value of Warrant Liability

For the six months ended June 30, 2022, the Company recognized a $4.3 million gain related to the decrease in the fair value of the liability related to Private Placement Warrants, compared to a loss of $2.2 million recognized during the six months ended June 30, 2021, which was due to an increase in the fair value of the liability related to the Private Placement Warrants in the prior period.

Interest and Other Income (Expense)

Interest and other income (expense) for the six months ended June 30, 2022 was a $0.1 million expense compared to $1.3 million in income for the six months ended June 30, 2021, primarily due to greater interest income from investments in the prior year period.

Equity Interests Loss

For the six months ended June 30, 2022, the Company recorded $0.5 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula with no comparable equity interests income or loss in the six months ended June 30, 2021.

Provision for Income Taxes

Due to generating a loss before income taxes in each of the six months ended June 30, 2022 and 2021, we had a provision for income taxes of $101 thousand and $79 thousand, respectively. This increase of $22 thousand, or 28%, was primarily due to an increase in foreign withholding tax expense due to an increase in contracts executed with parties in foreign jurisdictions. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2022 and 2021 was $31.9 million and $27.1 million, respectively. The increase of net loss of $4.8 million, or 18%, is primarily due to the increase in total operating expenses of $24.0 million, or 47%, consisting of the increase in cost of revenues and goodwill and intangible assets impairment charges, and the $1.4 million decrease in interest and other (expense) income, partially offset by the increase in total revenues of $14.7 million or 58% and the increase in gain related to the change in fair value of the warrant liability of $6.4 million, in each case during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as described above.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents, including restricted cash, of $23.3 million. In addition, the Company had available for sale investments in debt securities totaling $54.5 million, all of which were classified as short-term investments. All of the Company’s investments in debt securities can be readily converted to cash to meet the Company’s ongoing operating cash flow needs. For the six months ended June 30, 2022, we incurred a net loss of $31.9 million and used $18.1 million of net cash in operating activities, while investing activities provided $24 million of net cash, and financing activities used $0.2 million of net cash.

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

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(18,149)	$(23,356)
Net cash provided by (used in) investing activities	24,024	(128,957)
Net cash (used in) provided by financing activities	(161)	148,679
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,714	$(3,634)

Cash Flows from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the six months ended June 30, 2022 and 2021, we recorded a net cash outflow from operating activities of $18.2 million and $23.4 million, respectively, or a decreased outflow of $5.2 million, or 22%. The decreased cash outflow from operating activities was primarily due to increased collections of our accounts receivable of $15.4 million, increase in the volume of our accounts payable outstanding of $4.4 million, increase in the amortization of content assets of $12.1 million, increase in other assets of $3.9 million, and the impairment of goodwill and intangibles of $3.6 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in outflow from operating activities was partially offset by increased investment in content (shown by the change in content liabilities and additions to content assets) of $11.3 million, and the decrease in deferred revenue change of $8.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Cash Flows from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, as well as business combinations, equity investments and purchases of property and equipment.

During the six months ended June 30, 2022 and June 30, 2021, we recorded a net cash inflow from investing activities of $24.0 million and a net cash outflow from investing activities of $129.0 million, respectively, or a decrease of cash outflow of $153.0 million, or 119%. The decrease in cash outflow from investing activities was primarily due to the decrease of the purchases of available for sale investments of $140.1 million, a net increase in sales and maturities of those investments of $10.4 million, as well as $1.6 million cash outflows related to equity investments during the three months ended June 30, 2022 as compared to $4.0 million cash outflows related to a business combination during the three months ended June 30, 2021.

Cash Flows from Financing Activities

During the six months ended June 30, 2022 and 2021, we recorded net cash outflow from financing activities of $0.2 million and a net cash inflow from financing activities of $148.7 million, respectively. The net cash inflow during the six months ended June 30, 2021 of $148.7 million was attributable to the receipt of proceeds from the issuance of common stock of $94.1 million (net of $6.8 million of underwriting discounts and commissions), the exercise of 4.8 million Public Warrants resulting in cash proceeds of $54.9 million, and the exercise of stock options of $0.4 million, partially offset by the payments of transaction costs related to the issuance of common stock of $0.7 million. There was no comparable activity during the six months ended June 30, 2022.

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

Off Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

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

As a result of a sustained decrease in the Company’s share price during the six months ended June 30, 2022, we concluded that a triggering event had occurred and conducted impairment testing of our content assets. As a result of this review, we determined no impairment charges were necessary. Refer to the “Goodwill and intangible assets” section below for further details with respect to the impairment testing performed by the Company over its goodwill and definite-lived intangible assets as of June 30, 2022.

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

As a result of a sustained decrease in the Company’s share price during the six months ended June 30, 2022, we concluded that a triggering event had occurred and conducted impairment testing of our goodwill and intangible assets.

During the three months ended June 30, 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022 and recognized a goodwill impairment charge of $2.8 million during the three months ended June 30, 2022 as the fair value of the reporting unit was less than the related carrying value. This charge is included in impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations.

The determination of the fair value of the Company’s reporting unit was based on a combination of the income and the market approach. The Company applied equal weighting to each of the approaches in determining the fair value of the reporting unit. Under the income approach, the Company utilized discounted cash flows of forecasted future cash flows based on future operational expectations and discounted these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflect actual business trends experienced and the Company’s long-term business strategy. Under the market approach, the Company utilized the guideline public company method and guideline transaction method to develop valuation multiples and compare the Company to similar publicly traded companies. The significant assumptions under each of the approaches include, among others: revenue projections (which are dependent on future customer subscriptions and content licensing agreements), operating expenses, discount rate, control premium and a terminal growth rate. The cash flows used to determine the fair values are dependent on a number of significant management assumptions, such as the Company’s expectations of future performance and the expected future economic environment, which are partly based upon the Company’s historical experience. The Company also considered its market capitalization in assessing the reasonableness of the reporting unit fair value.

During the three months ended June 30, 2022, the Company also determined there were impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which is reflected as a component of impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations.

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022. Based on these evaluations, our CEO and the CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	10/15/2020
3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	10/15/2020
10.1	Offer Letter between CuriosityStream Inc. and Peter Westley, dated May 21, 2022	8-K	001-39139	10.1	5/24/2022
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101. INS**	Inline XBRL Instance Document					X
101. SCH	Inline XBRL Taxonomy Extension Schema Document					X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

*	This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

**	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: August 15, 2022	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)