Form 10-Q
period 2022-09-30
CuriosityStream Inc.
filed 2022-11-10
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F
ORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
As of November
9
, 2022, there were 52,806,115 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

CuriosityStream Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2022 (unaudited)	December 31, 2021

Assets

Current assets
Cash and cash equivalents	$46,826	$15,216
Restricted cash	500	2,331
Short-term investments in debt securities	16,947	65,833
Accounts receivable, net	17,151	23,493
Other current assets	1,561	6,413

Total current assets	82,985	113,286

Investments in debt securities	—	15,430
Investments in equity method investees	11,045	9,987
Property and equipment, net	1,183	1,342
Content assets, net	74,901	72,682
Intangibles, net	283	1,369
Goodwill	—	2,793
Operating lease right-of-use assets	3,769	—
Other assets	546	689
Total assets	$174,712	$217,578

Liabilities and stockholders’ equity (deficit)

Current liabilities
Content liabilities	$4,978	$9,684
Accounts payable	7,594	3,428
Accrued expenses and other liabilities	7,463	12,429
Deferred revenue	17,786	22,430

Total current liabilities	37,821	47,971

Warrant liability	809	5,661
Non-current operating lease liabilities	4,735	—
Other liabilities	866	2,011

Total liabilities	44,231	55,643

Stockholders’ equity (deficit)
Common stock, $0.0001 par value – 125,000 shares authorized as of September 30, 2022 and December 31, 2021; 52,802 shares issued and outstanding as of September 30, 2022; 52,677 issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	357,211	352,334
Accumulated other comprehensive loss	(182)	(222)
Accumulated deficit	(226,553)	(190,182)

Total stockholders’ equity (deficit)	130,481	161,935

Total liabilities and stockholders’ equity (deficit)	$174,712	$217,578

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenues	$23,569	$18,705	$63,544	$43,985

Operating expenses
Cost of revenues	13,566	9,553	38,404	19,433
Advertising and marketing	5,626	9,320	31,602	33,089
General and administrative	8,757	8,058	29,863	25,943
Impairment of goodwill and intangible assets	—	—	3,603	—

	27,949	26,931	103,472	78,465

Operating loss	(4,380)	(8,226)	(39,928)	(34,480)

Change in fair value of warrant liability	514	8,345	4,852	6,323
Interest and other (expense) income	(478)	595	(564)	1,891
Equity interests (loss) income	(94)	165	(566)	165

(Loss) income before income taxes	(4,438)	879	(36,206)	(26,101)
Provision for income taxes	64	49	165	128

Net (loss) income	$(4,502)	$830	$(36,371)	$(26,229)

Net (loss) income per share
Basic	$(0.09)	$0.02	$(0.69)	$(0.51)
Diluted	$(0.09)	$(0.14)	$(0.69)	$(0.63)
Weighted average number of common shares outstanding
Basic	52,793	52,593	52,773	51,091
Diluted	52,793	52,677	52,773	51,736
The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(4,502)	$830	$(36,371)	$(26,229)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	270	(200)	40	(1,423)

Total comprehensive (loss) income	$(4,232)	$630	$(36,331)	$(27,652)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Stockholder’s Equity (Deficit)
(in thousands)
(unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount

Balance as of June 30, 2022	52,786	$5	$355,555	$(452)	$(222,051)	$133,057
Net loss	—	—	—	—	(4,502)	(4,502)
Stock-based compensation, net	16	—	1,656	—	—	1,656
Other comprehensive income	—	—	—	270	—	270

Balance as of September 30, 2022	52,802	$5	$357,211	$(182)	$(226,553)	$130,481

Balance as of December 31, 2021	52,677	$5	$352,334	$(222)	$(190,182)	$161,935
Net loss	—	—	—	—	(36,371)	(36,371)
Stock-based compensation, net	125	—	4,877	—	—	4,877
Other comprehensive income	—	—	—	40	—	40

Balance as of September 30, 2022	52,802	$5	$357,211	$(182)	$(226,553)	$130,481

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount

Balance as of June 30, 2021	52,583	$5	$349,597	$(1,213)	$(179,606)	$168,783
Net income	—	—	—	—	830	830
Stock-based compensation, net	9	—	1,519	—	—	1,519
Exercise of Options	15	—	60	—	—	60
Other comprehensive loss	—	—	—	(200)	—	(200)

Balance as of September 30, 2021	52,607	$5	$351,176	$(1,413)	$(178,776)	$170,992

Balance as of December 31, 2020	40,289	$4	$197,507	$10	$(152,547)	$44,974
Net loss	—	—	—	—	(26,229)	(26,229)
Stock-based compensation, net	12	—	5,357	—	—	5,357
Issuance of Common Stock	7,475	1	94,100	—	—	94,101
Common Stock issuance costs	—	—	(707)	—	—	(707)
Exercise of Options	118	—	497	—	—	497
Exercise of Warrants	4,733	—	54,422	—	—	54,422
Cancellation of escrow shares	(20)	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,423)	—	(1,423)

Balance as of September 30, 2021	52,607	$5	$351,176	$(1,413)	$(178,776)	$170,992

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(36,371)	$(26,229)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(4,852)	(6,323)
Additions to content assets	(31,729)	(40,954)
Change in content liabilities	(4,706)	5,390
Amortization of content assets	29,510	14,143
Depreciation and amortization expenses	573	403
Impairment of goodwill and intangible assets	3,603	—
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	1,087	638
Stock-based compensation	5,055	5,446
Equity interests loss (income)	566	(165)
Other non-cash items	288	—
Changes in operating assets and liabilities
Accounts receivable	6,342	(6,046)
Other assets	4,994	274
Accounts payable	4,188	1,943
Accrued expenses and other liabilities	(4,792)	641
Deferred revenue	(4,500)	9,042

Net cash used in operating activities	(30,744)	(41,797)

Cash flows from investing activities
Purchases of property and equipment	(130)	(291)
Business acquisitions	—	(5,362)
Investment in equity method investees	(2,438)	(9,260)
Payment of transaction costs - equity investments	—	(304)
Sales of investments in debt securities	22,893	15,676
Maturities of investments in debt securities	41,873	50,792
Purchases of investments in debt securities	(1,497)	(151,861)

Net cash provided by (used in) investing activities	60,701	(100,610)

Cash flows from financing activities
Exercise of stock options	—	497
Exercise of warrants	—	54,898
Payments related to tax withholding	(178)	(89)
Proceeds from issuance of Common Stock	—	94,101
Payment of offering costs	—	(707)

Net cash (used in) provided by financing activities	(178)	148,700

Net increase in cash, cash equivalents and restricted cash	29,779	6,293
Cash, cash equivalents and restricted cash, beginning of period	17,547	17,384

Cash, cash equivalents and restricted cash, end of period	$47,326	$23,677

Supplemental disclosure:
Cash paid for taxes	$571	$31
Cash paid for operating leases	$352	$173
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$3,965	$—

(1)	Includes adoption of new leasing guidance effective January 1, 2022. See Note 1 1 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Notes to the Unaudited Consolidated Financial Statements
(in thousands, except per share data)
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
The Company’s content assets are available directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the streaming resolution (e.g., HD or 4K) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, all major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as content licensing deals. The Company also sells selected rights (such as in territories or on platforms that are not currently being exploited by the Company) to content created before production begins.
Note 2 — Basis of presentation an
d
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
for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas in which management uses estimates include content asset amortization, the assessment of the recoverability of content assets, equity method investments, intangible assets and goodwill, the fair value of assets and liabilities for allocation of the purchase price of companies acquired, and the fair value of share-based awards and liability classified warrants.
Reclassification
Certain comparative figures have been reclassified to conform to the current year presentation.
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

Accounts receivables, net are typically unsecured and are derived from revenues earned from customers primarily located in the United States and Germany.
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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued
Accounting Standards Update (“ASU”) No.
 2016-02,
Leases (“Topic 842”)
, which supersedes the historical lease guidance under
Accounting Standards Codification (“ASC”) 840
.
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

The adoption of this standard resulted in the recognition of operating lease liabilities of $5.3 million, with corresponding right-of-use
(ROU) assets in the amount of $4.0 million, net of existing deferred rent and lease incentives of $1.3 million. The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. Adoption of this new guidance did not have an impact on the unaudited consolidated statements of operations or cash flows. Refer to Note 1
1
 for further information regarding the impact of adoption of
Topic 842
on the Company’s unaudited consolidated financial statements.
Accounting Standards Effective in Future Periods
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments
 — Credit Losses (“Topic 326”) (“ASU
2016-13”)
, which requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The guidance also modifies the impairment model for available-for-sale
debt securities.
ASU
2016-13
is effective for the Company’s fiscal year beginning January 1, 2023. The Company does not expect the implementation of
ASU
2016-13
to have a material impact on its consolidated financial statements.
Note 3 – Equity Investments
Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase was jointly owned and operated by Spiegel TV and Autentic, operate two documentary channels, together with various SVoD s
e
rvices, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of September 30, 2022.
Watch Nebula LLC (“Nebula”)
On August 23, 2021, the Company purchased a 12% ownership interest in Nebula for $6.0 million. Nebula is an SVoD technology platform built for and by a group of content creators. Should Nebula meet certain quarterly targets through the third quarter of 2023, the Company is obligated to purchase additional ownership interests, each for a payment of $0.8 million, which after each payment the Company will obtain an additional 1.625% of equity ownership interests. During the nine months ended September 30, 2022, the Company purchased additional equity interests totaling 3.25%, and during the year ended December 31, 2021, the Company purchased additional equity interests subsequent to the initial investment totaling 1.625%. These additional equity interest purchases have increased the Company’s total ownership interest in Nebula to 16.875% as of September 30, 2022. Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of September 30, 2022.
The Company’s carrying values for its equity method investments as of September 30, 2022, and December 31, 2021, is as follows:

	Spiegel Venture	Nebula	Total

	(in thousands)
Balance, December 31, 2021	$3,089	$6,898	$9,987
Investments in equity method investees	—	1,624	1,624
Equity interests loss	(127)	(439)	(566)

Balance, September 30, 2022	$2,962	$8,083	$11,045

Note 4 —Balance sheet components
Cash and cash equivalents and restricted cash
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of September 30, 2022, and December 31, 2021 is as follows:

	September 30,	December 31,

	2022	2021

	(in thousands)
Cash and cash equivalents	$46,826	$15,216
Restricted cash	500	2,331

Cash, cash equivalents and restricted cash	$47,326	$17,547

As of September 30, 2022, restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements of $0.5 million. On March 4, 2022, the Now You Know Media Inc. (“Learn25”) holdback of $0.2 million was paid to the previous owners of Learn25 from escrow funds previously classified as restricted cash. On April 16, 2022, the Paycheck Protection Program (PPP) loan was forgiven, and
$1.2
million of funds were released from escrow to the Company and reclassified from restricted cash to cash and cash equivalents. On May 11, 2022, the One Day University (“ODU”) holdback of
$0.5
million was paid to the previous owners of ODU from escrow funds previously classified as restricted cash.
Investments in debt securities
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of September 30, 2022				As of December 31, 2021

	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total

	(in thousands)				(in thousands)
Level 1 Securities
Money market funds	$15,607	$—	$—	$15,607	$11,709	$—	$—	$11,709
U.S. Government debt securities	—	1,996	—	1,996	—	13,582	—	13,582

Total Level 1 Securities	15,607	1,996	—	17,603	11,709	13,582	—	25,291

Level 2 Securities
Corporate debt securities	—	14,951	—	14,951	—	50,641	15,430	66,071
Municipal debt securities	—	—	—	—	—	1,610	—	1,610

Total Level 2 Securities	—	14,951	—	14,951	—	52,251	15,430	67,681

Total	$15,607	$16,947	$—	$32,554	$11,709	$65,833	$15,430	$92,972

The following tables summarize the Company’s corporate, U.S. government, and municipal debt securities:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Debt Securities:
Corporate	$15,129	$—	$(178)	$14,951
U.S. Government	2,000	—	(4)	1,996

Total	$17,129	$—	$(182)	$16,947

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Debt Securities:
Corporate	$66,281	$—	$(210)	$66,071
U.S. Government	13,594	—	(12)	13,582
Municipalities	1,610	—	—	1,610

Total	$81,485	$—	$(222)	$81,263

There were no material realized gains or losses recorded during the three and nine months ended September 30, 2022 or 2021.
Content assets
Content assets consisted of the following:

	As of
	September 30, 2022	December 31, 2021

	(in thousands)
Licensed content, net Released, less amortization	$11,783	$11,406
Prepaid and unreleased	5,774	9,119

	17,557	20,525
Produced content, net Released, less amortization	33,726	18,507
In production	23,618	33,650

	57,344	52,157

Total	$74,901	$72,682

As of September 30, 2022, $5.3 million, $3.1 million, and $1.5 million of the $11.8 million unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of September 30, 2022, $9.1 million, $8.6 million, and $7.6 million of the $33.7 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years. Content amortization is included within Cost of revenues on the unaudited consolidated statement of operations.

In accordance with its accounting policy for content assets, the following tables represent the amortization of content assets:

	Three Months Ended September 30,		Nine months Ended September 30,

	2022	2021	2022	2021

	(in thousands)		(in thousands)
Licensed content	$1,793	$2,091	$6,590	$5,369
Produced content	8,588	5,063	22,920	8,774

Total	$10,381	$7,154	$29,510	$14,143

Goodwill and intangible assets
Changes in goodwill for the nine months ended September 30, 2022 is as follows (in thousands):

Balance, December 31,2021	$2,793
Impairment of Goodwill	2,793

Balance, September 30, 2022	$—

During the second quarter of 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022 and recognized a goodwill impairment charge of $2.8 million during the three months ended June 30, 2022 as the fair value of the reporting unit was less than the related carrying value. This charge is included in impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations for the nine months ended September 30, 2022.
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
During the second quarter of 2022, the Company also determined there were impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which is reflected as a component of impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations.

Warrant liability
As described in Note
6
, the Private Placement Warrants are classified as a
non-current
liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of September 30, 2022, and December 31, 2021, was as follows:

	As of September 30, 2022	As of December 31, 2021

	(in thousands)
Level 3
Private Placement Warrants	$809	$5,661

Total Level 3	$809	$5,661

Note 5 — Revenue
The following table sets forth the Company’s revenues disaggregated by type for the three and nine months ended September 30, 2022, and 2021, as well as the relative percentage of each revenue type to total revenue.

	Three Months Ended September 30,				Nine months Ended September 30,

	2022		2021		2022		2021

	(in thousands, except percentages)				(in thousands, except percentages)
Subscriptions – O&O Service	$7,890	33%	$5,382	29%	$23,110	36%	$14,053	32%
Subscriptions – App Services	960	4%	1,003	5%	3,018	5%	2,889	7%

Subscriptions – Total	8,850	37%	6,385	34%	26,128	41%	16,942	39%
License Fees – Affiliates	3,752	16%	4,631	25%	13,741	22%	13,713	31%
License Fees – Content Licensing (1)	10,790	46%	6,760	36%	21,692	34%	12,277	28%

License Fees – Total	14,542	62%	11,391	61%	35,433	56%	25,990	59%
Other – Total (1)(2)	177	1%	929	5%	1,983	3%	1,053	2%

Total Revenues	$23,569		$18,705		$63,544		$43,985

(1)
For the three and nine months ended September 30, 2022, total related party revenue was $2.2 million and $4.3 million, respectively. This consisted of $2.2 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, for content licensed by the Company to the Spiegel Venture included in License
Fees – Content Licensing
. Total related party revenue also includes $1.6 million for the nine months ended September 30, 2022 for marketing services rendered to Nebula, which is included in Other revenue.

(2)	In addition to (1) above, Other revenue for the three and nine months ended September 30, 2022 includes other marketing services for $0.2 million and $0.4 million, respectively.
Revenues expected to be recognized in the future related to performance obligations that are unsatisfied as of September 30, 2022 are as follows:

	Remainder of year ending December 31,	For the years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total

	(in thousands)
Remaining Performance Obligations	$4,806	$8,126	$5,004	$3,338	$26	$184	$21,484
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.
Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing
 in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenue was $18.7 million and $23.2 million as of September 30, 2022 and December 31, 2021, respectively, with the non-current portion of
$0.9 million and $0.8
million as of September 30, 2022 and December 31, 2021, respectively, included in other liabilities on the unaudited consolidated balance sheets. The decrease in deferred revenue is primarily due to revenue recognized during the nine months ended September 30, 2022 related to content licensing
 amounts that were previously recorded in deferred revenue, partially offset by the growth in annual subscriptions, which require upfront annual payments.
Revenues of $4.5
 million and
$20.6
 million were recognized during the three and nine months ended September 30, 2022, respectively, related to the balance of deferred revenue as of December 31, 2021.

Note 6 — Stockholders’ equity

Common and Preferred Stock
As of September 30, 2022 and December 31, 2021, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
Warrants
As of September 30, 2022, the
Company had (A
) 3,054,203

publicly traded warrants that were (i) sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019 and (ii) issued to the PIPE Investors in connection with the business combination that closed on October 14, 2020 (the “Public Warrants”) and
(
B) 3,676,000 Private Placement Warrants outstanding. Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
Each whole warrant entitles the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. All Warrants expire on October 14, 2025.
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
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by Software Acquisition Group LLC or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.
There were no exercises of warrants during the three and nine months ended September 30, 2022.
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

	As of September 30, 2022	As of December 31, 2021

Exercise Price	$11.50	$11.50
Stock Price (Company)	$1.46	$5.93
Expected volatility	86.00%	58.00%
Expected warrant term (years)	3.0	3.8
Risk-free interest rate	4.25%	1.12%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.22	$1.54

The change in fair value of the private placement warrant liability for the three and nine months ended September 30, 2022 resulted in a gain of $0.5 million and $4.9 million, respectively, and for the three and nine months ended September 30, 2021 resulted in a gain of $8.3 million and $6.3 million, respectively.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Numerator - Basic EPS:
Net (loss) income	$(4,502)	$830	$(36,371)	$(26,229)

Denominator – Basic EPS:
Weighted–average shares – Basic	52,793	52,593	52,773	51,091

Net (loss) income per share – Basic	$(0.09)	$0.02	$(0.69)	$(0.51)

Numerator - Diluted EPS:
Net (loss) income	$(4,502)	$830	$(36,371)	$(26,229)
Decrease in fair value of Private Placement Warrants	$—	$(8,345)	$—	$(6,323)

Net loss – Diluted	(4,502)	(7,515)	(36,371)	(32,552)

Denominator - Diluted EPS:
Weighted–average shares – Basic	52,793	52,593	52,773	51,091
Incremental common shares from assumed exercise of Private Placement Warrants	—	85	—	645

Weighted–average shares – Diluted	52,793	52,677	52,773	51,736

Net loss per share – Diluted	$(0.09)	$(0.14)	$(0.69)	$(0.63)

For the three and nine months ended September 30, 2022 and 2021, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units (“RSUs”) represent the total amount of outstanding warrants, stock options, and restricted stock units as of September 30, 2022 and 2021, where antidilutive.

Antidilutive shares excluded:	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)

Options	5,190	4,775	5,190	4,775
Restricted Stock Units	1,047	923	1,047	923
Warrants	6,730	3,054	6,730	3,054

	12,967	8,752	12,967	8,752

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
The following table summarizes stock option and RSU activity, prices, and values for the nine months ended September 30, 2022:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Balance as of December 31, 2021	1,821	4,747	$7.61	850	$11.41
Granted	(1,370)	821	3.18	549	3.15
Options exercised and RSUs vested	49	—	—	(130)	11.17
Forfeited or expired	600	(378)	7.61	(222)	11.51

Balance as of September 30, 2022	1,100	5,190	$6.91	1,047	$6.96

There were no options exercised during the three and nine months ended September 30, 2022. The intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $0.1 and $1.4 million, respectively.
Options generally have a four-year vesting period with 25% of the shares vesting on each anniversary date. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises.
RSUs generally have a four-year or a quarterly vesting period with 1/48 th
of the shares vesting monthly or 6.25% of the shares vesting quarterly. Upon vesting and distribution, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy RSUs vested, net of shares withheld for taxes if elected by the RSU holder.
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
Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	60%	60% - 70%	60%
Expected term (years)	N/A	6.25	6.00 - 6.50	2.50 - 6.25
Risk-free interest rate	N/A	1.01%	1.40% - 2.95%	0.14% - 1.11%
Weighted average grant date fair value	N/A	$6.51	$1.91	$6.58

	(in thousands)		(in thousands)
Stock-based compensation - Options	$999	$882	$2,913	$3,611
Stock-based compensation - RSUs	$674	$704	$2,142	$1,835
Note 9 — Segment and geographic information
The Company operates as one reporting segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.
All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with one foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021

	(in thousands, except percentages)				(in thousands, except percentages)
United States	$13,845	59%	$10,665	57%	$40,348	63%	$29,931	68%
International:
Germany	3,287	14%	1,894	10%	4,704	8%	3,007	7%
Other	6,437	27%	6,146	33%	18,492	29%	11,047	25%

Total International	9,724	41%	8,040	43%	23,196	37%	14,054	32%

	23,569	100%	18,705	100%	63,544	100%	43,985	100%

Note 10 — Related party transactions
Equity investments
As described in Note 5, the Company recognized $2.2 million and $2.7 million of revenue related to the Spiegel Venture during the three and nine months ended September 30, 2022, respectively. The Company recognized $1.5 million of revenue during the three and nine months ended September 30, 2021.
As described in Note 5, the Company recognized $1.6
million of revenue related to advertising services rendered to Nebula during the nine months ended September 30, 2022
. No
revenue was recognized by the Company for the three months ended September 30, 2022, or for the three and nine months ended September 30, 2021.
The Company incurred $1.1 million and $3.1 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million during the three and nine months ended September 30, 2021, in revenue share to Nebula from subscription sales related to the Bundled Marketing and Premium Tier Agreement. This revenue share is recorded in Cost of revenues on the unaudited consolidated statement of operations. The Bundled and Premium Tier subscriptions bundles the Nebula SVoD subscription with the CuriosityStream subscription for a single subscription fee through the CuriosityStream Premium Tier.
Sublease income
The Company sublets a portion of its office space to a related party, Hendricks Investment Holdings, LLC (“HIH”), which is managed by various members of the Company’s Board of Directors. The Company accounts for the arrangement as an operating lease. Please refer to Note 1
1
 for further information.
Note 11 — Leases
The Company adopted the new leases guidance contained in
Topic 842
effective January 1, 2022 using the modified retrospective method. Therefore, the reported results for the three and nine months ended September 30, 2022 and the financial position as of September 30, 2022 reflect the application of this new guidance, while the reported results for the three and nine months ended September 30, 2021 and the financial position as of December 31, 2021 were not adjusted and continue to be reported under the prior lease accounting guidance in effect for the prior periods.

Company as a Lessee
The Company is party to a non-cancellable operating lease agreement for office space, which expires in 2033.
The Company’s operating lease for this office space includes fixed rent payments and variable lease payments, which are primarily related to common area maintenance and utility charges. The Company elected not to separate lease and non-lease
components, and as such, all amounts paid under the lease are classified as either fixed or variable lease payments. Fixed leases payments were included in the calculation of the ROU asset and leases liabilities, with variable lease payments being recognized as lease expense. The Company has determined that no renewal clauses are reasonably certain of being exercised and have not included any renewal periods within the lease term for this lease.
As of September 30, 2022, the Company had operating lease ROU assets of $3.8 million, current lease liabilities of $0.3 million, and non-current
lease liabilities of $4.7 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022 adoption date. The weighted average remaining lease term as of September 30, 2022 was 10.4 years.
Components of Lease Cost
The Company’s total operating lease cost for the three and nine months ended September 30, 2022 was comprised of the following (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022

Operating lease cost	$121	$363
Short-term lease cost	6	42
Variable lease cost	12	36

Total lease cost	$139	$441

Maturity of Lease Liabilities
As of September 30, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Remaining three months of 2022	$134
2023	543
2024	557
2025	571
2026	585
Thereafter	3,946

Total Lease Payments	6,336
Less: imputed interest	(1,271)

Present value of total lease liabilities	$5,065

Company as Lessor
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other (expense) income in the accompanying unaudited consolidated statements of operations. For the three and nine months ended September 30, 2022, operating lease income from the Company’s sublet was immaterial. As of September 30, 2022, total remaining future minimum lease payments receivable on the Company’s operating lease was

$0.6 million.

Note 12 — Commitments and contingencies
Content commitments
As of September 30, 2022, the Company had $16.5 million of content obligations comprised of $5.0 million included in content liabilities in the accompanying unaudited consolidated balance sheets, and $11.5 million of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets. Content obligations of $9.8 million are expected to be paid through December 31, 2022, and $6.7 million during the year ending December 31,
 2023.
As of December 31, 2021, the Company had $39.0 million of content obligations comprised of $9.7 million included in current content liabilities in the accompanying unaudited consolidated balance sheets and $29.3 million of obligations that are not reflected in the accompanying unaudited consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets.
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
Advertising commitments
The Company has certain commitments with respect to future advertising and marketing expenses as stated in the various licensee agreements to which the Company is party. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are
$7.1 million as of September 30, 2022, of which $6.0 million is expected to be paid through December 31, 2022, and $0.6 million and $0.5 million
are
expected to be paid during the years ending December

31,
2023 and 2024, respectively.
Note 13 — Income taxes
The Company recorded a provision for income taxes of $0.1
million for the three months ended September 30, 2022 and 2021, and $0.2 million and

$0.1
million for the nine months ended September 30, 2022 and 2021, respectively,
primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

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

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “attribute,” “believe,” “continue,” “could,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Risk factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 16, 2022. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six products and services: Direct to Consumer Business, Partner Direct Business, Bundled Distribution, Content Licensing, Enterprise subscriptions and Other. The table below shows our revenue generated through each of the foregoing products and services for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	(in thousands, except percentages)				(in thousands, except percentages)
Direct to Consumer (Subscriptions – O&O and App Services)	$7,432	32%	$6,346	34%	$21,985	35%	$16,808	39%
Partner Direct Business (License Fees – Affiliates)	$1,157	5%	$1,057	6%	$3,491	5%	$3,075	7%
Bundled Distribution (License Fees – Affiliates)	$2,595	11%	$3,574	19%	$10,250	16%	$10,638	24%
Content Licensing	$10,790	45%	$6,760	36%	$21,692	34%	$12,277	28%
Enterprise (Subscriptions – O&O Service)	$1,418	6%	$39	0%	$4,143	7%	$134	0%
Other	$177	1%	$929	5%	$1,983	3%	$1,053	2%

Total Revenues	$23,569		$18,705		$63,544		$43,985

CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street. Our extensive catalog of originally produced and owned content includes more than 9,500 short-, mid- and long-form video and audio titles, including One Day University and Learn25 recorded lectures that are led by some of the most acclaimed college and university professors in the world. Our library also features a rotating catalog of more than 5,500 internationally licensed videos and audio programs. Every month, we launch dozens of new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library in ten different languages.

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

In our Content Licensing business, we sell to certain media companies a collection of our existing titles in a traditional program sales deal. We also sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates program sales revenue.

Our Enterprise business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” As of the date of this Quarterly Report on Form 10-Q, 25 companies have purchased annual subscriptions at bulk discounts.

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

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from the Direct to Consumer Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for CuriosityStream from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”), (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”), (iv) license fees from content licensing arrangements (“Content Licensing”), (v) subscriber fees from our Enterprise business, and (vi) Other revenue, including advertising and sponsorships. As of September 30, 2022, we had approximately 23.0 million total paying subscribers, including Direct Subscribers, Partner Direct Subscribers, Bundled MVPD Subscribers and Enterprise subscribers.

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

Results of Operations

The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated. We conduct business through one operating segment, CuriosityStream.

Comparison of the three months ended September 30, 2022 and 2021

	Three months ended September 30,
	2022		2021		$ Change	% Change

	(unaudited)
	(in thousands)
Revenues
Subscriptions	$8,850	38%	$6,385	34%	$2,465	39%
License fee	14,542	61%	11,391	61%	3,151	28%
Other	177	1%	929	5%	(752)	(81%)

Total Revenues	$23,569	100%	$18,705	100%	$4,864	26%
Operating expenses
Cost of revenues	13,566	49%	9,553	35%	4,013	42%
Advertising and marketing	5,626	20%	9,320	35%	(3,694)	(40%)
General and administrative	8,757	31%	8,058	30%	699	9%
Impairment of goodwill and intangible assets	—	0%	—	0%	—	n/m

Total operating expenses	$27,949	100%	$26,931	100%	$1,018	4%

Operating loss	(4,380)		(8,226)		3,846	(47%)
Other income (expense)
Change in fair value of warrant liability	514		8,345		(7,831)	(94%)
Interest and other (expense) income	(478)		595		(1,073)	(180%)
Equity interests (loss) income	(94)		165		(259)	(157%)

Loss before income taxes	$(4,438)		$879		$(5,317)	n/m

Provision for income taxes	64		49		15	31%

Net (loss) income	$(4,502)		$830		$(5,332)	n/m

n/m - percentage not meaningful

Revenue

Revenue for the three months ended September 30, 2022 and 2021 was $23.6 million and $18.7 million, respectively. The increase of $4.9 million, or 26%, is primarily due to a $2.5 million increase in subscription revenue, and a $3.2 million increase in license fee revenue, partially offset by a $0.8 million decrease in other revenue.

The increase in subscription revenue of $2.5 million resulted primarily from a $1.4 million increase in corporate subscriptions related to the bulk agreements executed in the last quarter of 2021 and a $1.1 million net increase in subscriber fees received from Direct Subscribers for annual and monthly plans.

The increase in license fees of $3.2 million resulted primarily from a $4.0 million increase in license fees related to a larger volume of content licensing arrangements and $0.4 million in revenue from new bundled distribution agreements, partially offset by a decrease of $1.4 million due to the non-renewal of a bundled distribution agreement in the third quarter of 2022.

The decrease in other revenue of $0.8 million is primarily due to a one-time services agreement entered into with an affiliate during the three months ended September 30, 2021 that did not have any corresponding revenue during the three months ended September 30, 2022.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 and 2021 were $27.9 million and $26.9 million, respectively. The increase of $1.0 million, or 4%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the three months ended September 30, 2022 increased to $13.6 million from $9.6 million for the three months ended September 30, 2021. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. The increase of $4.0 million, or 42%, is primarily due to an increase in content amortization of $3.2 million, which is primarily driven by an increase in accelerated amortization on certain content licensing arrangements and an increase in the number and cost of titles published during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The balance of the increase in cost of revenues is primarily due to a $0.9 million increase in revenue share expense related to bundled and premier tier arrangements with other streaming services.

Advertising & Marketing: Advertising and marketing expenses for the three months ended September 30, 2022, decreased to $5.6 million from $9.3 million for the three months ended September 30, 2021. This decrease of $3.7 million, or 40%, is primarily due to a decrease in digital and TV advertising, partner platforms and agency fees of $5.9 million, partially offset by an increase of $2.2 million in radio advertising compared to the prior year period.

General and Administrative: General and administrative expenses for the three months ended September 30, 2022 increased to $8.8 million from $8.1 million for the three months ended September 30, 2021. This increase of $0.7 million, or 9%, is primarily attributable to an increase in legal, tax and accounting fees of $1.6 million, partially offset by a decrease of $0.9 million in salaries and other compensation expenses.

Operating Loss

Operating loss for the three months ended September 30, 2022 and 2021 was $4.4 million and $8.2 million, respectively. The decrease in our operating loss of $3.8 million, or 47%, resulted primarily from the increase in revenue of $4.9 million, or 26%, partially offset by the increase in operating expenses of $1.0 million, or 4%, in each case during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as described above.

Change in Fair Value of Warrant Liability

For the three months ended September 30, 2022, the Company recognized a $0.5 million gain compared to a gain of $8.3 million recognized during the three months ended September 30, 2021, each resulting from a decrease in the fair value of the liabilities related to the Private Placement Warrants for the respective periods.

Interest and Other (Expense) Income

Interest and other (expense) income for the three months ended September 30, 2022 was $0.5 million in expense compared to $0.6 million in income for the three months ended September 30, 2021, primarily due to lower interest income from debt investments compared to the prior year period.

Equity Interests Loss

For the three months ended September 30, 2022, the Company recorded a $0.1 million equity interests loss on its equity investments in Nebula and Spiegel Venture, compared to $0.2 million equity interests income in the three months ended September 30, 2021.

Provision for Income Taxes

Due to generating losses before income taxes in each of the three months ended September 30, 2022 and 2021, we had a provision for income taxes of $0.1 million in each respective period. The provision for income taxes is primarily related to foreign withholding income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Net (Loss) Income

Net loss for the three months ended September 30, 2022 was $4.5 million, compared to net income for the three months ended September 30, 2021 of $0.8 million. The increase to the net loss of $5.3 million, is primarily due to the increase in total operating expenses of $1.0 million, a decrease in the change in the fair value of the warrant liability of $7.8 million, and a decrease in interest and other (expense) income of $1.1 million, partially offset by the increase in total revenues of $4.9 million. In each case the impacts to net (loss) income compare the three months ended September 30, 2022 to the three months ended September 30, 2021, as described above.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022		2021		$ Change	% Change

	(unaudited)
	(in thousands)
Revenues
Subscriptions	$26,128	41%	$16,942	39%	$9,186	54%
License fee	35,433	56%	25,990	59%	9,443	36%
Other	1,983	3%	1,053	2%	930	88%

Total Revenues	$63,544	100%	$43,985	100%	$19,559	44%
Operating expenses
Cost of revenues	38,404	37%	19,433	25%	18,971	98%
Advertising and marketing	31,602	31%	33,089	42%	(1,487)	(4%)
General and administrative	29,863	29%	25,943	33%	3,920	15%
Impairment of goodwill and intangible assets	3,603	3%	—	0%	3,603	n/m

Total operating expenses	$103,472	100%	$78,465	100%	$25,007	32%

Operating loss	(39,928)		(34,480)		(5,448)	16%
Other income (expense)
Change in fair value of warrant liability	4,852		6,323		(1,471)	(23%)
Interest and other (expense) income	(564)		1,891		(2,455)	(130%)
Equity interests (loss) income	(566)		165		(731)	n/m

Loss before income taxes	$(36,206)		$(26,101)		$(10,105)	39%

Provision for income taxes	165		128		37	29%

Net loss	$(36,371)		$(26,229)		$(10,142)	39%

n/m - percentage not meaningful

Revenue

Revenue for the nine months ended September 30, 2022 and September 30, 2021 was $63.5 million and $44.0 million, respectively. The increase of $20.0 million, or 44%, is due to a $9.2 million increase in subscription revenue, a $9.4 million increase in license fee revenue and a $0.9 million increase in other revenue.

The increase in subscription revenue of $9.2 million resulted primarily from a $5.2 million increase in subscriber fees received from Direct Subscribers for annual and monthly plans and a $4.0 million increase in corporate subscriptions related to subscription bulk agreements.

The increase in license fees of $9.4 million is primarily due to a $9.4 million increase in license fees as a result of a larger volume of content licensing arrangements, an increase of $0.4 million in Partner Direct revenues from an increase in subscribers to our partner’s respective platforms and $1.0 million in revenue from new bundled distribution agreements, partially offset by a decrease of $1.4 million from the non-renewal of a bundled distribution agreement in the third quarter of 2022.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 and 2021 were $103.5 million and $78.5 million, respectively. The increase of $25.0 million, or 32%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the nine months ended September 30, 2022 increased to $38.4 million from $19.4 million for the nine months ended September 30, 2021. The increase of $19.0 million, or 98%, is primarily due to the increase in content amortization of $15.3 million, which is primarily driven by an increase in accelerated amortization on certain content licensing arrangements and an increase in the number and cost of titles published during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The balance of the increase in cost of revenues is due to a $3.0 million increase in revenue share expense related to bundled and premier tier arrangements with other streaming services and an increase in subtitling and broadcast costs of $0.4 million.

Advertising & Marketing: Advertising and marketing expenses for the nine months ended September 30, 2022, decreased to $31.6 million from $33.1 million for the nine months ended September 30, 2021. The decrease of $1.5 million, or 4%, is primarily due to a decrease in digital and TV advertising, partner platforms and agency fees of $9.3 million, partially offset by an increase in radio advertising of $7.8 million compared to the prior year period.

General and Administrative: General and administrative expenses for the nine months ended September 30, 2022 increased to $29.9 million from $25.9 million for the nine months ended September 30, 2021. This increase of $4.0 million, or 15%, is primarily attributable to an increase in legal, tax and accounting fees of $2.4 million and an increase in salaries and other compensation expenses of $0.8 million.

Impairment of Goodwill and Intangible Assets: The increase of $3.6 million in operating expenses for the nine months ended September 30, 2022 is the result of the impairment analysis performed as of June 30, 2022. The analysis resulted in an impairment charge of $2.8 million against the entire balance of goodwill and $0.8 million to intangible assets. There were no such impairment charges recorded during the nine months ended September 30, 2021.

Operating Loss

Operating loss for the nine months ended September 30, 2022 and 2021 was $39.9 million and $34.5 million, respectively. The increase of $5.4 million, or 16%, resulted from the increase in operating expenses of $25.0 million, including the impairment of goodwill and intangible assets of $3.6 million, offset by an increase in revenue of $20.0 million, in each case during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as described above.

Change in Fair Value of Warrant Liability

For the nine months ended September 30, 2022, the Company recognized a $4.9 million gain compared to a $6.3 million gain recognized during the nine months ended September 30, 2021, each resulting from a decrease in the fair value of the liabilities related to the Private Placement Warrants for the respective periods.

Interest and Other (Expense) Income

Interest and other (expense) income for the nine months ended September 30, 2022 was $0.6 million in expense compared to $1.9 million in income for the nine months ended September 30, 2021, primarily due to lower interest income from investments compared to the prior year period.

Equity Interests (Loss) Income

For the nine months ended September 30, 2022, the Company recorded a $0.6 million equity interests loss on its equity investments in Nebula and Spiegel Venture, compared to $0.2 million equity interests income in the nine months ended September 30, 2021.

Provision for Income Taxes

Due to generating losses before income taxes in each of the nine months ended September 30, 2022 and 2021, we had a provision for income taxes of $0.2 million and $0.1 million, respectively. The provision for income taxes is primarily related to foreign withholding income taxes.

Net Loss

Net loss for the nine months ended September 30, 2022 and 2021 was $36.4 million and $26.2 million, respectively. The increase in the net loss of $10.2 million, or 39%, is primarily due to the increase in total operating expenses of $25.0 million, consisting of the increase in cost of revenues, general and administrative expenses, and goodwill and intangible assets impairment charges, a decrease in interest and other (expense) income of $2.5 million, and a decrease in the change in fair value of the warrant liability of $1.5 million, partially offset by the increase in total revenues of $20.0 million. In each case the impacts to net loss compare the nine months ended September 30, 2022 to the nine months ended September 30, 2021, as described above.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents, including restricted cash, of $47.3 million. In addition, the Company had available for sale investments in debt securities totaling $16.9 million, all of which were classified as short-term investments. All of the Company’s investments in debt securities can be readily converted to cash to meet the Company’s ongoing operating cash flow needs. For the nine months ended September 30, 2022, we incurred a net loss of $36.4 million and used $30.7 million of net cash in operating activities, while investing activities provided $60.7 million of net cash, and financing activities used $0.2 million of net cash.

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

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(30,744)	$(41,797)
Net cash provided by (used in) investing activities	60,701	(100,610)
Net cash (used in) provided by financing activities	(178)	148,700

Net increase in cash, cash equivalents and restricted cash	$29,779	$6,293

Cash Flows from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including acquisitions and amortization), and other working capital items.

During the nine months ended September 30, 2022 and 2021, we recorded a net cash outflow from operating activities of $30.7 million and $41.8 million, respectively, or a decreased outflow of $11.1 million, or 26%. The decreased cash outflow from operating activities was primarily due to an increase in the change in accounts payable of $2.2 million and other assets of $4.7 million, increased amortization of content assets of $15.3 million, the impairment of goodwill and intangibles of $3.6 million, and increased collections on accounts receivable from our customers of $12.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in outflow from operating activities was partially offset by the increase in net loss of $10.2 million, the decrease in the change in accrued expenses and other liabilities of $5.4 million, and the decrease in deferred revenue of $13.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, as well as business combinations, equity investments and purchases of property and equipment.

During the nine months ended September 30, 2022 and September 30, 2021, we recorded a net cash inflow provided by investing activities of $60.7 million and a net cash outflow used in investing activities of $100.6 million, respectively. The net cash inflow provided by investing activities for the nine months ended September 30, 2022, was primarily due to the sale and maturities of investments in debt securities of $64.8 million, partially offset by investments in Nebula of $2.4 million. The net cash outflow used in investing activities for the nine months ended September 30, 2021, was primarily due to purchases of investments in debt securities of $151.9 million, investment in Nebula and Spiegel Venture of $9.3 million and business combinations of $5.4 million, which were partially offset by sales and maturities of investments in debt securities of $66.5 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022 and 2021, we recorded net cash outflow from financing activities of $0.2 million and a net cash inflow from financing activities of $148.7 million, respectively. The net cash inflow during the nine months ended September 30, 2021 of $148.7 million was attributable to the receipt of proceeds from the issuance of common stock of $94.1 million (net of $6.8 million of underwriting discounts and commissions), the exercise of 4.8 million Public Warrants resulting in cash proceeds of $54.9 million, and the exercise of stock options of $0.4 million, partially offset by the payments of transaction costs related to the issuance of common stock of $0.7 million. There was no comparable activity during the nine months ended September 30, 2022.

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

Off Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Based on factors including historical and estimated viewing patterns, the Company previously amortized the content assets (licensed and produced) in “Cost of revenues” on the unaudited consolidated statements of operations on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. Starting July 1, 2021, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published on the Company’s platform, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts. Furthermore, the amortization of original content is more accelerated than that of licensed content. We review factors that impact the amortization of the content assets on a regular basis and the estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant content licensing.

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

During the second quarter of 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022 and recognized a goodwill impairment charge of $2.8 million during the three months ended June 30, 2022 as the fair value of the reporting unit was less than the related carrying value. This charge is included in impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations for that period.

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

During the second quarter of 2022, the Company also determined there were impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which is reflected as a component of impairment of goodwill and intangible assets on the Company’s unaudited consolidated statements of operations for that period.

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

License Fees — Affiliates

The Company generates license fee revenues from MVPDs such as Comcast and Cox as well as from vMVPDs such as Amazon and Sling TV (MVPDs and vMVPDs are also referred to as affiliates). Under the terms of the agreements with these affiliates, the Company receives license fees based upon contracted programming rates and subscriber levels reported by the affiliates. In exchange, the Company licenses its content to the affiliates for distribution to their subscribers. The Company earns revenue under these agreements either based on the total number of subscribers multiplied by rates specified in the agreements or based on fixed fee arrangements. These revenues are recognized over the term of each agreement when earned.

License Fees — Content Licensing

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022. Based on these evaluations, our CEO and the CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

CURIOSITYSTREAM INC.

Date: November 10, 2022	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)