Form 10-K
period 2022-12-31
CuriosityStream Inc.
filed 2023-03-31
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31,
2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECU RIT IES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting
common stock held by
non-affiliates,
computed by reference to the closing sales price of $1.69 reported on The NASDAQ Capital Market, was approximately $47.8 million.
As of March 29, 202
3
, there were 52,961,067 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting”), expected to be filed with the Securities and Exchange Commission (the “SEC”) on or around April 28, 2023 (and, in any event, not later than 120 days after the close of our last fiscal year), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

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

“Business Combination” means the acquisitions and transactions contemplated by that certain Agreement and Plan of Merger, dated August 10, 2020.

“Bylaws” means the Amended and Restated Bylaws of CuriosityStream Inc.

“Charter” means the Second Amended and Restated Certificate of Incorporation of CuriosityStream Inc.

“Common Stock” means the Common Stock of the Company, par value $0.0001 per share.

“Code” means the Internal Revenue Code of 1986, as amended.

“Content Licensing Business” means CuriosityStream’s licensing of existing content to certain media companies in a traditional content licensing deal or selected rights to content prior to production.

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

“MVPDs” means multichannel video programming distributors.

“NASDAQ” means The NASDAQ Capital Market.

“Nebula” means Watch Nebula LLC.

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

“SVOD” means subscription video on-demand.

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

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. Although the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws, you are advised to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of the Company to:

•	suggest and serve content to its subscriber base;

•	meet the needs of distributor partners;

•	increase and retain its subscriber base and increase subscriber hours;

•	enter into integrated partnerships with corporate partners and advertisers;

•	develop integrated brand partnerships;

•	attract and retain sponsors;

•	effectively market for online sponsorship;

•	anticipate trends in video consumption;

•	compete for subscribers and sponsorship spending with other content services;

•	protect against the loss, misuse, and alteration of customers’ personally identifiable information;

•	meet future liquidity requirements;

•	continue operating under existing laws and licensing regimes;

•	license content at favorable rates;

•	anticipate the uncertainties inherent in the development of new business lines and business strategies;

•	implement and maintain health and safety initiatives in light of the COVID-19 pandemic;

•	identify, recruit, retain, incentivize and integrate existing and new employees, advisors and consultants;

•	attract, train and retain effective officers, key employees and directors;

•	increase brand awareness;

•	upgrade and maintain information technology systems, including backup systems;

•	compete in the factual subscription video on-demand category;

•	acquire, and enhance the capabilities of, its intellectual property;

•	protect its intellectual property by relying on confidentiality and license agreements with our employees, consultants and third parties, and on trademark and copyright laws;

•	broaden and stabilize its sources of revenue;

•	obtain additional capital, including use of the debt market and through the issuance of various types of securities;

•	enhance future operating and financial results;

•	meet international and education market expansion plans, including by managing and adjusting its business to address varying international markets;

•	comply with laws and regulations applicable to its business;

•	stay abreast of modified or new laws and regulations applying to its business, including copyright and privacy regulation;

•	improve its review process for complex accounting standards;

•	negotiate content and other licensing agreements;

•	invest in content and marketing, including investments in original programming;

•	invest in our corporate governance, including adding personnel and systems to its administrative and revenue-generating functions;

•	anticipate and respond to uncertainties associated with product and service development and market acceptance; and

•	anticipate the impact of new U.S. federal, state and international income tax laws, including the impact on deferred tax assets.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	an inability to maintain and develop new and existing revenue-generating relationships and partnerships or to significantly increase the Company’s subscriber base and retain customers;

•	a failure to develop, acquire and maintain an adequate breadth and depth of content;

•	the Company’s inability to protect its intellectual property;

•	the impact of content and pricing changes on subscriber growth;

•	increased competition in the subscription video on-demand market segment;

•	the possibility that the Company may be unable to access financing sources;

•	a failure to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

•	adverse changes in applicable laws or regulations, including but not limited to privacy laws, tax laws, securities regulations and accounting standards;

•	a failure to maintain adequate privacy and data security systems and protocols;

•	general economic conditions and economic conditions specific to the internet, online commerce and the media industry; and

•	other risks and uncertainties set forth in “Risk Factors.”

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our results to vary from expectations. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•	If our efforts to attract and retain users are not successful, our business will be adversely affected.

•

The coronavirus (COVID-19) pandemic and the various responses to contain it has harmed our industry, disrupted our business, increased our costs, led to delays in content releases and may continue to impact our business and results of operations, as well as our ability to raise additional capital;

•	Labor shortages could adversely affect our results of operations;

•	We have a limited operating history and history of net losses, and we anticipate that we will experience net losses for the foreseeable future;

•	Our operating results are expected to be difficult to predict based on a number of factors that also may affect our long-term performance;

•	If we are not able to manage our growth, our business could be adversely affected;

•	Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments, including joint ventures;

•	Certain of our growth strategies are untested, unproven or not yet fully developed;

•	If we experience excessive rates of user churn, our revenues and business will be harmed;

•

If our efforts to build a strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results may be adversely affected;

•	We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects;

•	We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license and/or distribute through our service;

•	We rely upon a number of partners to make our service available on their platforms and devices;

•	We are subject to payment processing risk;

•	Distributors’ failure to promote our content could adversely affect our revenue and could adversely affect our business results;

•

If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain users, and our operating results may be adversely affected;

•	Changes in competitive offerings for video entertainment, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business;

•	If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses;

•	Changes in how we market our service, or increases in our advertising rates, could adversely affect our marketing expenses and user levels may be adversely affected;

•	We may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts;

•

Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ability to capture advertising spend;

•

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business;

•

We rely on subscription data provided by our third-party distributors and platform partners that has not been independently verified and inaccuracies in that data may seriously harm and adversely affect our reputation and our business;

•

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations, which strategy could have an adverse impact on our business, operating results and financial condition;

•	If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected;

•	We may not be able to generate sufficient cash to service our obligations and any debt we may incur in the future;

•	Our cash and cash equivalents could be affected if the financial institutions in which we hold our cash and cash equivalents fail;

•	If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted;

•	We could be subject to economic, political, regulatory and other risks arising from our international operations; and

•	Our stock price may change significantly and you could lose all or part of your investment as a result.

Item 1. Business

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “CuriosityStream” refer to CuriosityStream Inc. and its subsidiaries prior to and following the consummation of the Business Combination. All references in this section to Software Acquisition Group Inc. and SAQN are references to the registrant prior to the consummation of the Business Combination.

Corporate History and Background

On October 14, 2020, Software Acquisition Group Inc., a special purpose acquisition company and a Delaware corporation (“SAQN”), consummated a reverse merger pursuant to the Agreement and Plan of Merger, dated August 10, 2020 (the “Business Combination”). Upon the consummation of the Business Combination, CuriosityStream Operating Inc., a Delaware corporation (“Legacy CuriosityStream”) became a wholly owned subsidiary of SAQN and the registrant changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.” Following the consummation of the Business Combination, Legacy CuriosityStream changed its name from “CuriosityStream Operating Inc.” to “Curiosity Inc.”

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

Business Overview

Created by John Hendricks, founder of the Discovery Channel and former Chairman of Discovery Communications, CuriosityStream is a media and entertainment company that offers premium video and audio programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVOD platforms, as well as via bundled content licenses for SVOD and linear offerings, content licensing, brand sponsorship and advertising, talks and courses and partner bulk sales.

Through the rapid expansion of our library of high-quality titles and by exploiting multiple channels to monetize our programming, we believe that we have achieved global leadership in factual content streaming and are well positioned to capitalize on favorable ongoing industry trends to create value for our shareholders and other stakeholders.

CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street. Our extensive catalog of originally produced and owned content includes more than 9,500 short-, mid- and long-form video and audio titles, including One Day University and Learn25 recorded lectures that are led by some of the most acclaimed college and university professors in the world. Our library also features a rotating catalog of more than 5,500 internationally licensed videos and audio programs. We typically launch new titles every week, and this content is available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library in ten different languages.

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

Through our acquisition of One Day University in 2021, we acquired more than 500 lectures from some of the most popular and acclaimed college and university professors in the United States, on topics ranging from American history to Broadway shows. In addition, through our acquisition of Learn25, we acquired approximately 5,000 episodes of audio content and about 1,250 video episodes, packaged as courses on factual topics ranging from religion to biographies to psychology. These acquisitions enabled us to expand our offering of factual content into audio and educational courses, as well as package our products in special bundles for consumers and business customers.

In 2021, the Company entered into a marketing partnership with and investment into Nebula, an SVOD streaming service owned by Standard Broadcast LLC and its affiliated YouTube creators.

Also in 2021, the Company partnered with SPIEGEL TV to accelerate international expansion of CuriosityStream services, taking a one-third stake in the German venture owned by a German media company, Spiegel, and a German documentary producer, Autentic. The joint venture, SPIEGEL TV, includes distribution of two linear cable channels, including one branded as Curiosity Channel, as well as a localized CuriosityStream SVOD service in German-speaking Europe.

Our video content is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles like Xbox. Our Direct Service is available in more than 175 countries to any household with a broadband connection. Our existing subscribers currently pay $2.99 per month or $19.99 per year for our standard Direct Service. All new subscribers to our standard Direct Service on and after March 27, 2023, will start to be charged $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership includes everything in our standard service, plus subscriptions to third-party platforms Tastemade, Topic, SommTV, DaVinci Kids, our equity investee Nebula, and our One Day University stand-alone service.

In addition, we have affiliate agreement relationships with, and our service is available directly from, MVPDs that include Comcast and Cox, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV, which constitute our Partner Direct Business. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms.

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

In addition to our Direct to Consumer Business and Partner Direct Business, we have affiliate relationships with our Bundled MVPD Partners and vMVPDs, which are broadband and wireless companies in the US and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber as part of a multi-year agreement. This Bundled MVPD Business offers us the advantages of long-cycle and recurring revenue and the potential to access hundreds of millions of paying subscribers globally. As a young and digital-native company, we are not laden with some of the overhead costs nor over-dependent on lines of business that may hamper the growth of legacy media companies.

Our Content Licensing Business is focused on providing factual content to entertainment media companies. We have the opportunity to provide a turnkey, financially attractive “factual solution” to meet this business demand. We are able to license to certain media companies a collection of our existing titles in a traditional content licensing deal. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.

Our Enterprise Business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” As of the date of the filing of this Annual Report on Form 10-K, 25 companies have purchased annual subscriptions at volume discounts.

Our Other Business is primarily comprised of advertising and sponsorships revenue generated through developing integrated digital brand partnerships designed to offer the chance to be associated with CuriosityStream content in a variety of forms, including short- and long-form program integration, branded social media promotional videos, broadcast advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall, and digital display ads.

Our business model relies on the collaboration of (1) our content team, which works with more than 150 production companies and distributors across the world to create and acquire programming, (2) our legal and finance teams, which structure and formalize agreements, (3) our creative services and content operations teams, which develop all of the marketing materials, metadata and other assets associated with a piece of content, and (4) our content operations and technology teams, which then deliver our content and services to all manner of devices and streaming platforms for our Direct to Consumer Business, Partner Direct Business and our affiliate relationships with Bundled MVPDs.

Our revenue for the year ended December 31, 2022 was $78.0 million. Our net loss for the year ended December 31, 2022 was $50.9 million.

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

We compete with other content providers to attract, engage, and retain users based on several factors, including: the user experience, content range and quality, ease of use of our platform, price, accessibility, perceptions of advertising load, brand awareness and reputation.

Many of our competitors enjoy competitive advantages such as greater brand recognition, legacy operating histories and larger marketing and content budgets, as well as greater financial, technical, human and other resources.

Seasonality

Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first quarter, on a relative percentage basis, has represented our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.

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

We are also subject to U.S. federal and state, EU and other foreign laws regarding privacy, the collection of data of minors, and the privacy of customer data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of customer information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws, obligations, or regulations globally could result in proceedings against us by governmental authorities, individuals, or others. Further, any failure by us to adequately protect the privacy or security of our customers’ information could result in a loss of confidence in our service among existing and potential customers, and ultimately, in a loss of customers and advertisers.

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

We also use automated data collection technology, such as tracking cookies, to collect online usage information to help us track customer interactions with our service. Third-party advertisers and service partners may also use tracking technologies to collect information regarding use of our platforms.

We have implemented commercially reasonable physical and electronic security measures to protect against the loss, misuse, and alteration of personally identifiable information. No security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to our customers’ personally identifiable information.

Employees and Human Capital

We had approximately 78 and 83 full-time employees on average, during 2022 and 2021, respectively. As of December 31, 2022, we had approximately 65 full-time employees, all of whom were located in the U.S. We have one location, a corporate office plus filming studio and edit suites, in Silver Spring, Maryland (the “Office”). Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our ability to attract, retain and improve the effectiveness of our employees is a critical factor for executing our growth strategy. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other differences.

We are committed to diversity and inclusion as well as equitable pay within our workforce. To further some of these initiatives, following our Business Combination, we retained Willis Towers Watson, a leading global advisory firm, to review our compensation structure. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Almost all current employees have received equity grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from the Company’s potential future growth and profitability. Our 401(k) Retirement Plan includes a Company match of up 100 percent of contributions up to 3 percent of the employee’s compensation and a 50 percent Company match of contributions between 3 percent and 5 percent of the employee’s compensation.

Our human resources strategy is overseen by our Chief Operating Officer and executive team, which aims to provide regular updates to our Board. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

In addition, the health and safety of our employees and communities are of primary concern to us. During the COVID-19 pandemic and its aftermath, we took significant steps to protect our workforce, including:

•	Mandating or allowing remote or hybrid work for all employees;

•	Establishing additional cleaning and sanitization practices in the Office;

•	Implementing touchless contact points for most doors in the Office;

•	Establishing physical distancing procedures for employees in the Office, as necessary;

•	Requiring (as necessary) or promoting face coverings to be worn in the Office during certain periods and under certain circumstances and having disposable face coverings available for use,

•	Implementing HEPA air filter system in the conference room in the Office; and

•	Installing self-service hand sanitizer dispensers in the Office.

Item 1A. Risk Factors

If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to the Company’s Business

If our efforts to attract and retain users are not successful, our business will be adversely affected.

We have experienced significant user growth over the past several years. Our ability to continue to attract users will depend in part on our ability to effectively market our service, consistently provide our users with compelling content choices that keep our users engaged with our service, as well as a quality experience for selecting and viewing factual entertainment. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain users. Competitors include other entertainment video providers, such as MVPDs and SVOD services. Users may cancel our service for many reasons, including: a perception that they do not use the service sufficiently, the need to cut household expenses, selection of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. Membership may also be impacted by our business relationships with our MVPDs, vMVPDs or other affiliates. For example, when one of our agreements with a Bundled Distribution partner was terminated in the third quarter of 2022, we experienced a decline in subscribers as a result of such termination. Adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain users. We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per user revenues, including by adjusting membership pricing, commensurate with the lowered growth rate, such that our margins, liquidity and results of operations may be adversely impacted, and our ability to operate at a net-loss may be strained. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.

If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.

If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of or our investment into our content in a manner that is not favorably received by them, we may not be able to attract and retain users, and accordingly, our revenue, including revenue per paying membership, and result of operations may be adversely affected. For example, in 2022, we introduced a new, free ad-supported streaming channel on the LG channel platform, Curiosity Now, and our Smart Bundle plan. In addition, we may, from time to time, adjust our membership pricing, our membership plans, or our pricing model itself. These and other adjustments we have made or may make in the future may not be well-received by consumers and could negatively impact our ability to attract and retain members, revenues per paying membership, revenue and our results of operations. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users or adjustments to our service are not successful, we may not be able to attract or retain users, and as a result, our ability to maintain and/or grow our business will be adversely affected.

The coronavirus (COVID-19) pandemic and the various responses to it harmed our industry, disrupted our business, increased our costs, led to delays in content releases and may again impact our business and results of operations, as well as our ability to raise additional capital.

The coronavirus (COVID-19) pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and in otherwise responding to employee and vendor concerns, we altered certain aspects of our operations. Other business partners similarly had their operations altered or temporarily suspended. Production pauses caused us and may cause us in the future to temporarily have less new content available on our service, which could negatively impact consumer demand for and member retention to our service and the number of paid memberships. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

Recently, there has been a return to more normal societal interactions, including the way we operate our business. However, the full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; increased competition with alternative media platforms and technologies; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. Future disruptions arising from the ongoing and any new pandemics could have a significant negative impact on our costs of doing business and otherwise negatively impact our results of operations. We will continue to actively monitor the effects of the COVID-19 pandemic on our business and may take further actions that alter our business operations, the potential effects of which on our business and financial results, customers, suppliers or vendors are unclear. In addition to the potential direct impacts to our business, the global economy may continue to be impacted as a result of the actions taken in response to COVID-19, including through elevated inflation, supply chain disruptions and a sensitive and evolving labor market. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our distribution and content productions, our business and results of operation may be negatively impacted.

Labor shortages could adversely affect our results of operations.

In 2022 and 2021, many companies experienced labor shortages and other labor-related issues, which were pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, elevated rates of inflation, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance. We have recently observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high level, our business could be adversely affected. A sustained labor shortage, lack of skilled labor, or increased turnover within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.

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

We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, anticipate continuing to incur net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred a net loss of approximately $50.9 million for the year ended December 31, 2022. We have not generated positive cash flow from operations, we may not be able to operate at a net loss indefinitely, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue, increasing the number of paying subscribers to our service and increasing the price subscribers pay to access our service. Accomplishing these objectives will require significant capital investments. We cannot assure you that we will be able to achieve these objectives.

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

We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to maintain and develop new and existing revenue-generating relationships;

•	our ability to improve or maintain gross margins in our business;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and governance;

•	our ability to significantly increase our subscriber base and retain customers;

•	our ability to enforce our contracts and collect receivables from third parties;

•	our ability to develop, acquire and maintain an adequate breadth and depth of content via original productions, co-productions, commissions and/or licenses;

•	changes by our competitors to their product and service offerings;

•	increased competition;

•	our ability to detect and comply with data collection and privacy regulation and customer questions related thereto in every jurisdiction in which we operate;

•

changes in promotional support or other aspects of our relationships with our partners through which we make our service available, including the MVPDs and/or the vMVPDs, through which we offer our content;

•	our ability to effectively manage the development of new business segments and markets, and determine appropriate contract and licensing terms;

•	our ability to maintain and develop new and existing marketing relationships;

•	our ability to maintain, upgrade and develop our website, our applications through which we offer our service on our customers’ devices and our internal computer systems;

•	fluctuations in the use of the internet for the purchase of consumer goods and services such as those offered by us;

•	technical difficulties, system downtime or internet disruptions;

•	our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

•	conflicts of interest involving our founder and principal stockholder, John Hendricks;

•	our ability to attract and retain sponsors and prove that our sponsorship offerings are effective enough to justify a pricing structure that is profitable for us;

•	the success of our content licensing to other media companies;

•	our ability to successfully manage the integration of operations and technology resulting from possible future acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to the internet, online commerce and the media industry.

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

We are continuing to expand our operations internationally, scaling our service to effectively and reliably handle anticipated growth in both users and features related to our service. As our offerings evolve, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, different technology infrastructure, different markets for factual video content, as well as differing legal and regulatory environments. As we scale our service and introduce new features such as our free streaming channel, Curiosity Now, and our Smart Bundle plan, we are developing technology and utilizing third-party “cloud” computing, technology and other services. We are building out expertise in a number of disciplines, including creative, marketing, legal, finance, and licensing, which requires significant resources and management attention. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our operations and original content, our business may be adversely affected.

Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments, including joint ventures.

From time to time, we acquire or invest in businesses, content, and technologies that support our business. The risks associated with such acquisitions or investments (some of which may be unforeseen) include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other acquisition- and/or investment-related risks. We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, as was the case in 2022. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results.

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

We are also currently party to a joint venture, and our participation in such joint venture is subject to risks, including, among other things: (i) shared approval rights over certain major decisions affecting the ownership or operation of the joint venture and any assets owned by the joint venture; (ii) our joint venture counterparts being subject to different laws or regulations than us, which could create conflicts of interest; (iii) our ability to sell our interest in the joint venture, or the joint venture’s ability to sell additional interests of, or assets owned by, the joint venture, being limited to that set forth under the terms of the governing agreements; (iv) the terms of the governing agreements providing our joint venture counterparts the right to exclude us from the joint venture under certain circumstances; (v) the terms of the governing agreements containing non-compete provisions, which may limit other potential business opportunities for us; (vi) a put option that permits our joint venture counterparts to require us to purchase their interest, subject to certain conditions, which, if exercised, would expose us to the full economics and risks of such joint venture, rather than only our proportionate interest therein; and (vii) disagreements with our joint venture counterparts, which may result in arbitration that could be expensive and distracting to management and could delay important decisions. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

Certain of our growth strategies are untested, unproven or not yet fully developed.

We intend to increase our revenues through expanding our subscriber base by, among other things, continuing to expand into international markets, expanding into the mobile video market, expanding into the corporate social responsibility market, expanding into the branded partnerships market, developing our Content Licensing Business and developing our in-house production studio, Curiosity Studios. Our content is primarily in the English language with subtitling or dubbing in Spanish, Mandarin, Russian, Swedish, German, Dutch, Danish, Finnish, Norwegian and Slovenian in parts of our library and the world where demand exists and we have the language version rights. Our rights to the international distribution of portions of our co-produced or licensed content are subject to certain geographic and platform or media restrictions. However, we intend to seek partnerships with strong platforms in international territories, subject, in each case, to any then-existing geographic and media restrictions on the distribution of any of our content. There can be no assurance that these international partnerships will be successful or result in our meeting revenue targets.

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

In order to increase our revenues, we must minimize the rate of loss of existing users while adding new users to our DTC subscription service. Our experience during our operating history indicates that there are many variables that impact churn, including the type of plan selected, user engagement with the platform and length of a user’s subscription to date. As a result, in periods of rapid user growth, we believe that our average churn is likely to increase as the average length of subscription to date decreases. Similarly, in periods of slow user growth, we believe that our average churn is likely to decrease since our average user duration is longer. However, these estimates are subject to change based on a number of factors, including the percentage of users selecting monthly vs. annual plans, increased rates of subscription cancellations and decreased rates of user acquisition. We cannot assure you that these estimates will be indicative of future performance or that the risks related to these estimates will not materialize. Users may cancel their subscription to our service for many reasons, including, among others, a perception that they do not use the service sufficiently, or the belief that the service is a poor value, an increase in the price of the service or that customer service issues are not satisfactorily resolved. We must continually add new users both to replace users who cancel and to continue to grow our business beyond our current user base. If too many of our users cancel our service, or if we are unable to attract new users in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these users with new users.

If our efforts to build a strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results may be adversely affected.

The CuriosityStream brand is only eight years old, and we must continue to build a strong brand identity. To succeed, we must continue to attract and retain a large number of new users which require us to make significant advertising and promotional expenditures. We believe that the importance of brand loyalty will increase with the continued proliferation of SVOD subscription services. If our branding efforts are not successful, however, our ability to attract and retain users will be adversely affected, which may negatively impact our future operating results.

We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

Our industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their content offerings and as new participants enter the market. Competition may result in pricing pressures, reduced profit margins, loss of market share or greater difficulty in acquiring attractive content, any of which could substantially harm our business and results of operations. Many of the companies that are participating in the United States and global SVOD media sector have longer operating histories, larger and broader user bases, significantly greater financial, human, technical and other resources and greater name recognition than we do. These companies, which include Netflix, Amazon, Hulu, Paramount, Comcast, BBC, PBS, Fox Networks, Warner Bros. Discovery, Disney and others, provide a broader range of content, and could redirect and apply considerable resources to acquired and original factual content. During the COVID-19 pandemic, both established companies and new competitors began developing and creating their own original factual content. In addition, many titles in our content library are subject to non-exclusive licenses, and as a result, our competitors may be able to license many of our popular titles to expand their reach into factual entertainment. If this were to occur, users that already subscribe to these services for other types of content may determine that they do not need to also subscribe to our service. There may also be other competitors, including non-profit and educational organizations and other knowledge sharing focused institutions, that choose to focus on factual content that could directly compete with our SVOD offerings. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.

We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license and/or distribute through our service.

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain users. Consequently, we continue to devote resources toward the development, production, marketing and distribution of our original programming. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations, may be adversely impacted. As a content producer, we are responsible for production costs and other expenses. We also take on risks associated with production, such as completion risk, which were heightened during the COVID-19 pandemic. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such products. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our users or could be damaging to our brand.

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

Our users pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentical requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operations could be adversely impacted. In addition, the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals may disrupt payments we receive for distribution of our content in Russia. In certain instances, we leverage third parties such as our MVPDs and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative perceptions of our service.

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

If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service and the content we offer, we may not be able to attract or retain users, we may face regulatory scrutiny and our operating results may be adversely affected.

We believe that a positive reputation with consumers concerning our service is important in attracting and retaining users who have many choices when it comes to where to obtain video entertainment. To the extent our content is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, and our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. In light of the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals, our contracts to sell and distribute our content to Russian distributors in Russia may cast us in a negative light with consumers, governmental authorities, business partners or other stakeholders and injure our reputation. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. Lastly, to the extent we suffer any security vulnerabilities, bugs, errors or other performance failures, our ability to establish and maintain a positive reputation may be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted. In addition, there is an increasing focus from regulators, investors, members and other stakeholders on environmental, social, and governance (“ESG”) matters, both in the United States and internationally. To the extent the content we distribute and the manner in which we produce content creates ESG related concerns, our reputation may be harmed.

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

The adoption or modification of laws or regulations relating to the internet, telecommunications or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media, content obligations or restrictions, treatment of intellectual property, net neutrality or payment for transmission and tax. For example, recent changes to European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. It is also currently unknown how the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals may affect us in the future. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the EU. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were somewhat recently repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Some of our demographic data also may be incomplete or inaccurate because users self-report their personal information. Consequently, the personal data we have may differ from our users’ actual information. If sponsors, advertisers, partners or investors do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. See “—We are at risk of attempts at unauthorized access to our service, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results, and financial condition.”

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

We may incur non-cash impairment charges for our content assets, goodwill, other intangible assets and equity method investments which would negatively impact our operating results.

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

As a result of a sustained decrease in our share price during the second quarter of 2022, we concluded that a triggering event had occurred and conducted impairment testing of our goodwill balance. As a result of this impairment test, we recognized a goodwill impairment charge of $2.8 million during the second quarter of 2022 as the fair value of the reporting unit was less than the related carrying value.

During the second quarter of 2022, we also determined there were impairment indicators with respect to certain of the Company’s finite-lived intangible assets. As a result, we performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, we recorded an impairment charge of $0.8 million during the second quarter of 2022.

If the decline in our share price continues in 2023, this would require further testing of our content assets, finite-lived intangible assets, or equity method investments, which may result in an impairment. The impairment of all or part of our content assets, finite-lived intangible assets or equity method investments may have a material adverse effect on our business, financial condition or results of operations. The amount of impairment determined reduces the carrying value of the asset and is expensed in that period as a charge to our results of operations. It is possible that we may never realize the full value of our intangible assets.

The fair value determinations underlying the quantitative aspect of our impairment testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our reporting unit and intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. If current expectations are not met, or if market factors outside of our control change significantly, then our reporting unit or intangible assets might become impaired in the future, adversely affecting our operating results and financial position. The carrying amounts of our content assets, goodwill and finite-lived intangible assets are susceptible to impairment risk if there are unfavorable changes in such assumptions, estimates and market factors. To the extent that business conditions deteriorate or key assumptions and estimates differ significantly from our management’s expectations, it may be necessary to recognize additional impairment charges in the future.

Risks Related to Intellectual Property

If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide our users with content they enjoy depends on content providers and other rights holders’ licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute, upon terms acceptable to us. While the license periods and the terms and conditions of such licenses vary, a significant portion of our content is subject to license for a given period. As of December 31, 2022, approximately 78% of our SVOD titles were subject to licenses, approximately 16% of which expire in 2023 and approximately 48% of which expire in 2024. Of the titles that expire in 2023 and 2024, some may be renewed for a one- or two-year term at our unilateral option. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to deliver particular items of content to our subscribers will be adversely affected and/or our costs could increase. Certain licenses for content provide for the content providers to withdraw content from our service relatively quickly, and such content providers could decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, certain content providers could decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, and in such event we may no longer have access to their content at all or only at higher rates. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content appealing to our users in a cost-efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our user acquisition and retention may be adversely affected.

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

Trademark, copyright and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute through our website. We use the intellectual property of third parties in creating some of our content and marketing our service through contractual and other rights. From time to time, third parties may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, could result in significant costs to our business and diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and promotion capability or inability to market our service. We may also have to remove content from our service. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

Risks Related to Liquidity

We may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts.

Competing in the global media marketplace requires considerable financial resources, especially in the direct-to-consumer SVOD business sector, which requires substantial advertising and marketing expenditures to build widespread brand awareness to a level that produces subscribers and continuous investment in our content offerings. In a global media marketplace with competitors spending greater amounts on programming and marketing and/or content than we do, we may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts. No assurance can be provided that we can successfully acquire the amount of capital resources required to successfully compete and survive as a business.

We have a substantial amount of obligations, including streaming content obligations, which, together with any debt we may incur in the future, could adversely affect our financial position, and we may not be able to generate sufficient cash to service our obligations.

We have a substantial amount of obligations, including streaming content obligations. Moreover, we may incur substantial indebtedness in the future and expect to incur other obligations, including additional streaming content obligations. As of December 31, 2022, we had approximately $2.9 million of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our content obligations, including those not on our balance sheet, see Note 14 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our obligations, including content obligations, may:

•	make it difficult for us to satisfy our other financial obligations;

•	limit our ability to use our cash flow, borrow additional funds or obtain other additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

The long-term and fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.

In connection with licensing content, we typically enter into multi-year commitments with content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancellable commitments under talent agreements. The payment terms of these agreements are not tied to usage or the size of our user base but may be determined by costs of production or tied to such factors as titles licensed. Such commitments, to the extent estimable under accounting standards, are included in Note 14 in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if user acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cash flow the production of such content. To the extent user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and largely fixed cost nature of our content commitments may limit our flexibility in planning for or reacting to changes in our business and the markets in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offerings quickly and our results of operations may be adversely impacted.

We may not be able to generate sufficient cash to service our obligations and any debt we may incur in the future.

Our ability to make payments on our obligations and any debt we incur in the future will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Since inception, our cash flows from operating activities have been negative. We may be unable to attain a level of cash flows from operating activities or maintain the level of liquidity sufficient to permit us to pay our obligations, including amounts due under our streaming content obligations, and the principal, premium, if any, and interest on any debt we incur. We may or may not be able to accurately predict the ultimate impact on our levels of liquidity from our cash flows and such predictions are subject to change.

If we are unable to service our obligations, including any debt we may incur in the future, from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure obligations, including any debt we may incur in the future, will depend upon the condition of the capital markets and our financial condition at such time. If the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted, and any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our then-existing debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations or financial condition.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If we were unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

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

If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely impacted.

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

Some of our services and technologies may use open-source software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under open-source licenses. Such open-source licenses often require that source code subject to the license be made available to the public and that any modifications or derivative works to open-source software continue to be licensed under open-source licenses. Few courts have interpreted open-source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple employee and non-employee software programmers to design our proprietary technologies, and since we may not be able to exercise complete control over the development efforts of all such programmers we cannot be certain that they have not incorporated open-source software into our products and services without our knowledge, or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to certain open source licenses, we may be required to publicly release the affected portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

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

In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our users, we collect and utilize data supplied by or obtained from our users. We are subject to laws, rules and regulations in the United States and in other jurisdictions relating to the privacy and security of personal information, including, but not limited to, the EU’s General Data Protection Regulation or the “GDPR,” the United Kingdom’s GDPR, the U.S. Video Privacy Protection Act (“VPPA”), the U.S. Children’s Online Privacy Protection Act (“COPPA”), the California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act (“CPRA”)) and other state laws designed primarily to protect consumer’s personal data as collected online. Credit card networks may also require us to employ certain security and privacy controls, and failure to comply with these obligations may lead to significant liabilities. The GDPR imposes strict requirements for processing personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. In addition, the transfer of personal data from the EU and the UK to countries such as the Untied States, which have not been granted “adequacy” status for EU or UK GDPR purposes, are currently impermissible absent contractual arrangements between the data transferring entity in the EU/UK and the data recipient in the United States. This complicates our operations and makes them more expensive to implement.

Within the United States, several of our competitors have been sued under the VPPA, a statute that was enacted in 1988 to prohibit video rental stores from disclosing customers’ video rental records without the customers’ consent. We cannot predict the courts’ views of the theories asserted in the cases brought against streaming services under the VPPA, and thus we cannot predict the likely outcome of the claims against the streaming services who are defendants in these cases. The plaintiffs in these cases are seeking damages on a class-wide basis, understanding the VPPA provides for statutory damages of up to $2,500 per violation, as well as other potential relief.

The U.S. Federal Trade Commission (the “FTC”) has in recent years increased its focus on data privacy and security and used its broad authority under Section 5 of the Federal Trade Commission Act to sue companies for allegedly unfair and/or deceptive practices involving personally identifiable data. This includes recent actions claiming that the sharing of website and mobile application users’ IP addresses or browsing history constitutes an unfair and deceptive practices where express consent from the users for the sharing was not obtained. The FTC has imposed consent orders on defendants in such cases that include prohibitions on sharing any personal information with third parties for advertising purposes, and as part of one recent consent order, obtained a fine from the defendant for $7.8 million.

With respect to state law in the United States, the CCPA’s amendment by the CPRA has resulted in significant new compliance obligations for companies that collect personal information about California residents. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data breaches, which may increase the frequency and likelihood of data breach litigation. The statute is now enforceable by a new California data protection agency, the California Privacy Protection Agency, which is charged with, and has, issued detailed implementing regulations and used its enforcement authority aggressively. The Agency’s latest set of regulations are detailed and complex, and create significant administrative and operational burdens for our Company.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

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

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from or incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	new and different sources of competition;

•	different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;

•

adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	different or more onerous or costly rights society collection royalties and charges;

•

the need to adapt our content and user interfaces for specific cultural and language differences, including in-licensing a certain portion of our content assets before we have developed a full appreciation for its performance within a given territory;

•	difficulties in complying with territorial licenses;

•	difficulties and costs associated with staffing and managing foreign operations;

•	management distraction;

•

political or social unrest, global hostilities and economic instability, including the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•

regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

•

foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;

•

fluctuations in currency exchange rates, which have and may continue to impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk, which we do not currently hedge against but may do so in the future;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	censorship requirements that cause us to remove or edit content or make other accommodations that lead to consumer disappointment or dissatisfaction with our service;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control;

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy;

•	negative impacts from trade disputes; and

•

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

These and other factors may cause us to adjust our business plans, including expanding or ceasing certain operations in certain countries, and the execution of our strategies. Our failure to manage any of these risks successfully could harm our international operations and could have an adverse effect on our overall business and results of operations.

We are potentially subject to taxation related risks in multiple jurisdictions, and changes in U.S. and non-U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Proposals to reform U.S. tax laws could significantly impact how U.S. companies are taxed and may increase our U.S. corporate effective tax rate. Although we cannot predict whether or in what form any such proposals will pass, certain proposals under consideration, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense, and cash flows. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or non-U.S. tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

In particular, taxing authorities in many jurisdictions have targeted online platforms as a means to collect indirect taxes in connection with transactions taking place over the Internet. An increasing number of jurisdictions are considering or have adopted new tax measures, such as digital services taxes or online sales taxes, targeting online commerce. Such taxes generally are imposed on digital transactions executed by a non-resident entity with a local end-user or local end-consumer. If enacted and applicable, such taxes may increase our worldwide effective tax rate, create tax and compliance obligations in jurisdictions in which we previously had none and adversely affect our financial position. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented.

Risks Related to Human Resources

We may lose key employees or may be unable to hire qualified employees, and the failure to maintain and improve our company culture may adversely affect our business.

We rely on the continued service of our senior management and other key individuals, our Chairman and the founder of our predecessor CuriosityStream LLC, John Hendricks and our President and Chief Executive Officer, Clint Stinchcomb, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations. Our effort to retain and develop personnel may also result in significant additional expenses, which could affect our profitability. In addition, there may be changes in our management team that may be disruptive to our business. In 2022, we experienced the turnover of our Chief Financial Officer and Chief Strategy Officer. If our management team, including any new hires we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. If we experience high executive turnover, fail to adapt our business practices to industry expectations, fail to implement succession plans for key employees, encounter difficulties associated with the transition of members of our management team, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or maintaining and improving our culture as we grow, our operations may be disrupted, which could adversely affect our results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of our Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to the Company’s Business” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	any significant change in our management;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	future sales of our Common Stock or other securities;

•	investor perceptions or the investment opportunity associated with our Common Stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our Common Stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. Declines in the market price of our Common Stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, incur impairment charges and otherwise harm our business. During the year ended December 31, 2022, there was a decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result of the sustained decline in our share price, we were required to perform impairment testing of our content assets, goodwill, definite-lived intangible assets, and other long-lived assets, which resulted in impairment charges being recorded in the period related to our goodwill and certain definite-lived intangible asset balances, which is discussed in further detail under Note 2 in the accompanying notes to our consolidated financial statements.

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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (for any debt we may incur in the future) and there are no current plans to pay cash dividends on shares of our Common Stock for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.

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

In particular, the shares of our Common Stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements (if any) and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable, and the general availability of Rule 144 to such affiliates. A total of 7,725,000 shares of our Common Stock were reserved for issuance under our Omnibus Incentive Plan at inception. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide to stockholders will be different than the information that is available with respect to other public companies. For example, in the proxy statement for the 2023 Annual Meeting, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, or (b) in which we have total annual gross revenue of at least $1.235 billion, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our Common Stock and Warrants are listed on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future. In order to continue listing our securities on NASDAQ, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on NASDAQ), a minimum number of holders of our securities (generally 300 public holders) and a $1.00 minimum share price.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were to be no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

An active, liquid trading market for our Common Stock may not be sustained, which may make it difficult for you to sell the Common Stock you purchased.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market would remain. If an active and liquid trading market is not sustained, you may have difficulty selling any shares of our Common Stock that you purchase at a price above the price you purchased it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our Common Stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

These provisions provide for, among other things:

•	the ability of our Board to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	limiting the ability of stockholders to act by written consent;

•	providing that our Board is expressly authorized to make, alter or repeal our Bylaws;

•	the removal of directors only for cause and only upon the affirmative vote of holders of at least a majority of the shares of Common Stock entitled to vote generally in the election of directors; and

•	that certain provisions may be amended only by the affirmative vote of at least 66.7% of the shares of Common Stock entitled to vote generally in the election of directors.

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

On April 12, 2021, the SEC Staff issued a statement, expressing its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the balance sheet as opposed to equity (“the SEC Staff Statement”). As a result, we amended the accounting treatment of our Private Placement Warrants and included the derivative liabilities related to the embedded features contained within our Private Placement Warrants on our consolidated balance sheets as of December 31, 2022 and 2021 contained in this Annual Report on Form 10-K. Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we recognize the non-cash gains or losses on our Private Placement Warrants each reporting period, and the amount of such gains or losses could be material.

From time to time, we may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters brought against us. These matters have included or could in the future include patent infringements, copyright infringement and other claims related to our content, use of music, employment claims, claims about our platform’s compliance with disability accommodation, data collection and privacy law, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position.

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, NASDAQ’s listing requirements and other applicable securities laws and regulations, and, as a result, we incur significant legal, accounting and other expenses that we did not incur prior to becoming a public company. These expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly. The demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation. Any of these effects could harm our business, financial condition, and results of operations.

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, in the event we are deemed to be an accelerated filer or a large accelerated filer or otherwise no longer qualify as an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The maintenance of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us and require substantial additional financial and management resources. Further, material weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future.

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal operational offices are located in Silver Spring, Maryland, where we lease approximately 15,500 square feet of office space, under a lease expiring in February 2033, pursuant to which we currently pay approximately $45,000 per month escalating annually to $57,000 per month through the end of the lease term. We believe that this facility is adequate to meet our current and near-term needs.

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

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors our Board deems relevant.

Holders

As of March 29, 2023, there were approximately 134 holders of record of our Common Stock, and 9 holders of record of our Warrants. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream Inc.

Overview

Created by John Hendricks, founder of the Discovery Channel and former Chairman of Discovery Communications, CuriosityStream is a media and entertainment company that offers premium video and audio programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires. We are seeking to meet demand for high-quality factual entertainment via SVOD platforms, as well as via bundled content licenses for SVOD and linear offerings, content licensing, brand sponsorship and advertising, talks and courses and partner bulk sales.

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through six products and services: Direct to Consumer Business, Partner Direct Business, Bundled Distribution, Content Licensing, Enterprise Subscriptions and Other. The table below shows our revenue generated through each of the foregoing products and services for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022		2021
Direct to Consumer (Subscriptions—O&O and App Services)	$29,489	38%	$23,519	33%
Partner Direct (License Fees—Affiliates)	4,631	6%	4,240	6%
Bundled Distribution (License Fees—Affiliates)	11,726	14%	14,332	20%
Content Licensing	24,691	32%	24,758	35%
Enterprise (Subscriptions—O&O Service)	5,520	7%	1,302	2%
Other	1,986	3%	3,110	4%

Total Revenues	$78,043		$71,261

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

Our video content is available directly through our O&O Service and App Services. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung, Sony) and gaming consoles like Xbox. Our Direct Service is available in more than 175 countries to any household with a broadband connection. Our existing subscribers currently pay $2.99 per month or $19.99 per year for our standard Direct Service. All new subscribers to our standard Direct Service on and after March 27, 2023, will start to be charged $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership includes everything in our standard service, plus subscriptions to third-party platforms Tastemade, Topic, SommTV, DaVinci Kids, our equity investee Nebula, and our One Day University stand-alone service.

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

In addition to our Direct to Consumer and Partner Direct businesses, we have affiliate relationships with our Bundled MVPD Partners and vMVPDs, which are broadband and wireless companies in the U.S. and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber.

In our Content Licensing business, we license to certain media companies a collection of our existing titles in a traditional content licensing deal. We also sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.

Our Enterprise business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” As of the date of the filing of this Annual Report on Form 10-K, 25 companies have purchased annual subscriptions at volume discounts.

Our Other business is primarily comprised of advertising and sponsorship revenue. We offer companies the opportunity to be associated with CuriosityStream content in a variety of forms, including short- and long-form program integration, branded social media promotional videos, advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall, and digital display ads.

In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would roll up to verifiable metrics for the clients. We executed one such advertising agreement in 2021 with Nebula and two such sponsorships in 2020.

Key Factors Affecting Results of Operations

Our future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including our ability to efficiently grow our subscriber base, increase our prices and expand our service offerings to maximize subscriber lifetime value. In particular, we believe that the following factors significantly affected our results of operations over the last two fiscal years and are expected to continue to have significant effects:

Revenues

Currently, the main sources of our revenue are (i) subscriber fees from the Direct to Consumer Business and Direct Subscribers, (ii) license fees from affiliates who receive subscriber fees for access to CuriosityStream content from such affiliates’ subscribers (“Partner Direct Business” and “Partner Direct Subscribers”), (iii) bundled license fees from distribution affiliates (“Bundled MVPD Business” and “Bundled MVPD Subscribers”), (iv) license fees from content licensing arrangements (“Content Licensing”), (v) subscriber fees from our Enterprise business, and (vi) Other revenue, including advertising and sponsorships. As of December 31, 2022, we had approximately 23 million paying subscribers, including Direct Subscribers, Partner Direct Subscribers, Bundled MVPD Subscribers, and Enterprise subscribers.

Since the Company was founded in 2015, we have generated the majority of our revenues from Direct Subscribers in the form of monthly or annual subscription plans. Our existing subscribers currently pay $2.99 per month or $19.99 per year for our standard Direct Service, or $9.99 per month or $69.99 per year for our premium Direct Service. All new subscribers to our standard Direct Service on and after March 27, 2023 will start to be charged $4.99 per month or $39.99 per year. Currently, our premium Direct Service pricing and pricing for existing subscribers will remain unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee. We recognize subscription revenues ratably during each subscriber’s monthly or yearly subscription period. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. Our MVPD, vMVPD and digital distributor partners host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.

The Company’s business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. For a discussion of the accounting policies for content impairment write-down and management estimates involved therein, see “- Critical Accounting Policies and Estimates” below.

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

Results of Operations

The financial data in the following table sets forth selected financial information derived from our audited consolidated financial statements for the years ended December 31, 2022 and 2021 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated. We conduct business through one operating segment, CuriosityStream.

	Year ended December 31,
	2022		2021		$ Change	% Change
	(in thousands)
Revenues
Subscriptions	$35,009	45%	$24,821	35%	$10,188	41%
License fees	41,048	52%	43,330	61%	(2,282)	(5%)
Other	1,986	3%	3,110	4%	(1,124)	(36%)

Total Revenues	$78,043	100%	$71,261	100%	$6,782	10%
Operating expenses
Cost of revenues	51,536	39%	36,673	30%	14,863	41%
Advertising and marketing	40,709	30%	52,208	42%	(11,499)	(22%)
General and administrative	37,479	28%	34,859	28%	2,620	8%
Impairment of goodwill and intangible assets	3,603	3%	—	0%	3,603	n/ m

Total operating expenses	$133,327	100%	$123,740	100%	$9,587	8%

Operating loss	(55,284)		(52,479)		(2,805)	5%
Other income (expense)
Change in fair value of warrant liability	5,404		15,182		(9,778)	(64%)
Interest and other income	176		486		(310)	(64%)
Equity interests loss	(846)		(464)		(382)	82%

Loss before income taxes	$(50,550)		$(37,275)		$(13,275)	36%

Provision for income taxes	367		360		7	2%

Net loss	$(50,917)		$(37,635)		$(13,282)	35%

n/m – percentage not meaningful

Revenue

Revenue for the years ended December 31, 2022 and 2021 was $78.0 million and $71.2 million, respectively. The increase of $6.8 million, or 10% is primarily due to a $10.2 million increase in subscription revenue, partially offset by a $2.3 million decrease in license fee revenue, and a $1.1 million decrease in license fee revenue.

The increase in subscription revenue of $10.2 million resulted primarily from a $6.0 million increase in subscriber fees received from Direct Subscribers for annual and monthly plans and a $4.2 million increase in corporate subscriptions related to subscription bulk agreements.

The decrease in license fee revenue of $2.3 million is due to an adjustment recorded as a result of an amendment to one of the Company’s content licensing agreements.

The decrease in other revenue of $1.1 million is primarily due to a one-time services agreement entered into with an affiliate during the year ended December 31, 2021.

Operating Expenses

Operating expenses for the years ended December 31, 2022, and 2021 were $133.3 million and $123.7 million, respectively. This increase of $9.6 million, or 8%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the year ended December 31, 2022 increased to $51.5 million from $36.7 million for the year ended December 31, 2021. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. This increase of $14.8 million, or 41%, is primarily due to the increase in content amortization of $11.4 million, primarily driven by the increase in content licensing arrangements and an increase in the number and cost of titles published during 2022 compared to 2021. The balance of the increase in cost of revenues is due to an increase in revenue share expense related to bundled arrangements with other streaming services of $3.4 million compared to the prior period.

Advertising & Marketing: Advertising and marketing expenses for the year ended December 31, 2022, decreased to $40.7 million from $52.2 million for the year ended December 31, 2021. This decrease of $11.5 million, or 22% is primarily due to a net decrease in digital and tv advertising of $11.7 million, and a decrease of $10.0 million in agency fees, partner platforms, and brand awareness advertising compared to the prior year, partially offset by an increase in radio and print advertising of $10.2 million compared to the prior period.

General and Administrative: General and administrative expenses for the year ended December 31, 2022, increased to $37.5 million from $34.9 million for the year ended December 31, 2021. This increase of $2.6 million, or 8%, is primarily attributed to an increase in legal, accounting, and other professional fees of $1.3 million, an increase in salaries and other compensation expense of $0.2 million, as well as immaterial changes across various cost categories totaling a $1.1 million increase.

We expect to incur additional expenses in future periods as we continue to invest in our corporate governance to support the Company’s activities as a public company, including adding personnel and systems to our administrative and revenue-generating functions.

Impairment of Goodwill and Intangible Assets: We also recorded a goodwill and intangibles asset impairment charge of $3.6 million during the year ended December 31, 2022 as a result of the impairment analyses performed. The impairment charge was applied against the entire balance of goodwill and substantially all of the intangible assets balance. There were no such impairment charges recorded during the year ended December 31, 2021.

Operating Loss

Operating loss for the years ended December 31, 2022, and 2021 was $55.3 million and $52.5 million, respectively. The increase of $2.8 million, or 5%, in operating loss primarily resulted from the increases to our operating expenses of $9.6 million, or 8%, partially offset by the increase in revenue of $6.8 million, or 10%, in each case during the year ended December 31, 2022, compared to the year ended December 31, 2021, as described above.

Change in Fair Value of Warrant Liability

During the year ended December 31, 2022, the Company recognized a $5.4 million gain compared to a $15.2 million gain recognized during the year ended December 31, 2021, each resulting from a decrease in the fair value of the liabilities related to the Private Placement Warrants for the respective periods.

Interest and other income (expense)

Interest and other income for the year ended December 31, 2022 was comparable to the year ended December 31, 2021.

Equity Interests Loss

During the year ended December 31, 2022, the Company recorded $0.8 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula, compared to $0.5 million equity interests loss during the year ended December 31, 2021.

Provision for Income Taxes

Due to generating losses before income taxes in each of the years ended December 31, 2022, and 2021, we had a provision for income taxes of $0.4 million in each respective period. The provision for income taxes is primarily related to foreign withholding income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Net Loss

Net loss for the years ended December 31, 2022, and 2021 was $50.9 million and $37.6 million, respectively. The increase in net loss of $13.3 million, or 35%, is primarily due to the decrease in the change in the fair value of warrant liability of $9.8 million and the increase in total operating expenses of $9.6 million, partially offset by the increase in total revenues of $6.8 million, in each case during the year ended December 31, 2022 compared to the year ended December 31, 2021, as described above.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents, including restricted cash, of $40.5 million. In addition, the Company had debt securities classified as available for sale investments totaling $15.0 million, which were classified as short-term investments. All of the Company’s investments in debt securities can be readily converted to cash to meet the Company’s ongoing operating cash flow needs. For the year ended December 31, 2022, we incurred a net loss of $50.9 million and used $39.5 million of net cash in operating activities, used $0.2 million of net cash in financing activities, while investing activities provided $62.7 million of net cash.

On February 8, 2021, we consummated a registered public offering (the “Offering”) of 6,500,000 shares of Common Stock plus an over- allotment option, exercised in full by the underwriters, to purchase up to 975,000 additional shares of Common Stock. The net proceeds to us from the Offering were $94.1 million, after deducting $6.8 million in underwriting discounts and commissions and transaction expenses. We also incurred offering expenses in connection with the Offering of $0.7 million. During the year ended December 31, 2021, we received funds of approximately $54.9 million for the exercise of 4.8 million Public Warrants.

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

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(39,523)	$(73,242)
Net cash provided by (used in) investing activities	62,701	(74,935)
Net cash (used in) provided by financing activities	(218)	148,340

Net increase in cash, cash equivalents and restricted cash	$22,960	$163

Cash Flow from Operating Activities

Cash flow from operating activities primarily consists of net losses, changes to our content assets (including additions and amortization), and other working capital items.

During the years ended December 31, 2022 and 2021, we recorded a net cash outflow from operating activities of $39.5 million and $73.2 million, respectively, or a decreased outflow of $33.7 million, or 46%.

The net cash outflow used by operating activities for the year ended December 31, 2022, was primarily due to our $50.9 million net loss, $6.4 million addback of net non-cash expenses net of content additions, and $5.0 million of net cash provided by changes in operating assets and liabilities. The most significant components of net non-cash expenses include amortization of content assets of $39.3 million and stock-based compensation expense of $6.6 million, substantially offset by additions to content assets of $34.8 million and the change in the fair value of warrant liability of $5.4 million. The components of changes in operating assets and liabilities were primarily attributed to an increase in accounts receivable of $11.9 million, and increase in other assets of $3.4 million, partially offset by a decrease in deferred revenue of $8.3 million, increase in accounts payable of $2.7 million, and decrease in accrued expenses and other liabilities of $4.6 million.

The net cash outflow used by operating activities for the year ended December 31, 2021, was primarily due to our $37.6 million net loss, $34.0 million of net non-cash expenses and net of content additions, and $1.6 million of net cash used by changes in operating assets and liabilities. The most significant component of net non-cash expenses include amortization of content assets of $27.9 million and stock-based compensation expense of $7.0 million, partially offset by additions to content assets of $65.6 million and the change in the fair value of warrant liability of $15.2 million. The most significant components of changes in operating assets and liabilities were primarily attributed to an increase in deferred revenue of $10.0 million and increase in accrued expenses and other liabilities of $7.4 million, partially offset by a decrease in accounts receivable of $16.2 million, and decrease in other assets of $2.7 million.

Cash Flow Provided by (Used in) Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

During the year ended December 31, 2022 and 2021, we recorded a net cash inflow from investing activities of $62.7 million and a net cash outflow from investing activities of $74.9 million, respectively. The net cash inflow provided by investing activities for the year ended December 31, 2022, was primarily due to the sale and maturities of investments in debt securities of $66.8 million, partially offset by purchases of investments in debt securities of $1.5 million and investments in Nebula of $2.4 million. The net cash outflow used in investing activities for the year ended December 31, 2021, was primarily due to purchases of investments in debt securities of $151.9 million, investment in Nebula and Spiegel Venture of $9.6 million and acquisitions of One Day University (“ODU”) and Now You Know Media Inc. (“Learn25”) of $5.4 million, which were partially offset by sales and maturities of investments in debt securities of $92.3 million.

Cash Flow from Financing Activities

During the year ended December 31, 2022, and 2021, we recorded net cash outflow from financing activities of $0.2 million and a net cash inflow from financing activities of $148.3 million, respectively. The net cash inflow during the year ended December 31, 2021 of $148.3 million was primarily attributable to the receipt of proceeds from the issuance of Common Stock of $94.1 million (net of $6.8 million of underwriting discounts and commissions), the exercise of 4.8 million Public Warrants resulting in cash proceeds of $54.9 million, and the exercise of stock options of $0.5 million, partially offset by the payments of transaction costs related to the issuance of Common Stock of $0.7 million, with no comparable activity during the year ended December 31, 2022. Further, the net cash outflow during the year ended December 31, 2022 was primarily attributed to withholding tax payments of $0.2 million related to the vesting of restricted stock units, compared to $0.5 million of such outflows during the year ended December 31, 2021.

Capital Expenditures

Going forward, we expect to continue making expenditures for additions to our content assets and purchases of property and equipment, although at a slower rate than in previous periods. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.

Off Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

During the second quarter of 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022 and recognized a goodwill impairment charge of $2.8 million during the three months ended June 30, 2022 as the fair value of the reporting unit was less than the related carrying value. This charge is included in impairment of goodwill and intangible assets on the Company’s consolidated statement of operations for the year ended December 31, 2022.

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

During the second quarter of 2022, the Company also determined there were impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which is reflected as a component of impairment of goodwill and intangible assets on the Company’s consolidated statement of operations for the year ended December 31, 2022.

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

Subscriptions—O&O Service

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

Subscriptions—App Services

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

License Fees—Affiliates

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

License Fees—Content Licensing

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

Recently Issued and Adopted Financial Accounting Standards

Leases

As an EGC, the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires a lessee to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard effective January 1, 2022, using a modified retrospective approach and electing to use the package of practical expedients permitted under the transition guidance, which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. Prior periods were not retrospectively adjusted.

The adoption of this standard resulted in the recognition of operating lease liabilities of $5.3 million, with corresponding right-of-use (ROU) assets in the amount of $4.0 million, net of existing deferred rent and lease incentives of $1.3 million. The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. Adoption of this new guidance did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 13 for further information regarding the impact of adoption of Topic 842 on the Company’s consolidated financial statements.

Accounting Standards Effective in Future Periods

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-03”).” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company does not expect the implementation of ASU 2016-13 to have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Index to Audited Financial Statements of CuriosityStream Inc. as of and for the
y
ears ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CuriosityStream Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CuriosityStream Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Baltimore, Maryland
March 31, 2023

CuriosityStream Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$40,007	$15,216
Restricted cash	500	2,331
Short-term investments in debt securities	14,986	65,833
Accounts receivable, net	10,899	23,493
Other current assets	3,118	6,413

Total current assets	69,510	113,286

Investments in debt securities	—	15,430
Investments in equity method investees	10,766	9,987
Property and equipment, net	1,094	1,342
Content assets, net	68,502	72,682
Intangibles, net	251	1,369
Goodwill	—	2,793
Operating lease right-of-use assets	3,702	—
Other assets	288	689

Total assets	$154,113	$217,578

Liabilities and stockholders’ equity (deficit)
Current liabilities
Content liabilities	$2,862	$9,684
Accounts payable	6,065	3,428
Accrued expenses and other liabilities	7,752	12,429
Deferred revenue	14,281	22,430

Total current liabilities	30,960	47,971

Warrant liability	257	5,661
Non-current operating lease liabilities	4,648	—
Other liabilities	622	2,011

Total liabilities	36,487	55,643

Stockholders’ equity (deficit)
Common stock, $0.0001 par value – 125,000 shares authorized as of December 31, 2022 and December 31, 2021; 52,853 shares issued and outstanding as of December 31, 2022; 52,677 shares issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	358,760	352,334
Accumulated other comprehensive loss	(40)	(222)
Accumulated deficit	(241,099)	(190,182)

Total stockholders’ equity (deficit)	117,626	161,935

Total liabilities and stockholders’ equity (deficit)	$154,113	$217,578

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	For the year ended December 31,
	2022	2021

Revenues	$78,043	$71,261
Operating expenses
Cost of revenues	51,536	36,673
Advertising and marketing	40,709	52,208
General and administrative	37,479	34,859
Impairment of goodwill and intangible assets	3,603	—

	133,327	123,740

Operating loss	(55,284)	(52,479)
Change in fair value of warrant liability	5,404	15,182
Interest and other income	176	486
Equity interests loss	(846)	(464)

Loss before income taxes	(50,550)	(37,275)
Provision for income taxes	367	360

Net loss	$(50,917)	$(37,635)

Net loss per share
Basic	$(0.96)	$(0.73)
Diluted	$(0.96)	$(1.02)
Weighted average number of common shares outstanding
Basic	52,787	51,482
Diluted	52,787	51,789
The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the year ended December 31,
	2022	2021

Net loss	$(50,917)	$(37,635)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	182	(232)

Total comprehensive loss	$(50,735)	$(37,867)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Stockholder’s Equity (Deficit)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of December 31, 2020	40,289	$4	$197,507	$10	$(152,547)	$44,974
Net loss	—	—	—	—	(37,635)	(37,635)
Stock-based compensation, net	80	—	6,510	—	—	6,510
Issuance of Common Stock	7,475	1	94,100	—	—	94,101
Common Stock issuance costs	—	—	(707)	—	—	(707)
Exercise of Options	120	—	502	—	—	502
Exercise of Warrants	4,733	—	54,422	—	—	54,422
Cancellation of escrow shares	(20)	—	—	—	—	—
Other comprehensive loss	—	—	—	(232)	—	(232)

Balance as of December 31, 2021	52,677	$5	$352,334	$(222)	$(190,182)	$161,935

Net loss	—	—	—	—	(50,917)	(50,917)
Stock-based compensation, net	176	—	6,426	—	—	6,426
Other comprehensive income	—	—	—	182	—	182

Balance as of December 31, 2022	52,853	$5	$358,760	$(40)	$(241,099)	$117,626

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(50,917)	$(37,635)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(5,404)	(15,182)
Additions to content assets	(34,771)	(65,637)
Change in content liabilities	(6,822)	7,568
Amortization of content assets	39,291	27,881
Depreciation and amortization expenses	699	612
Impairment of goodwill and intangible assets	3,603	—
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	1,191	3,085
Stock-based compensation	6,644	6,964
Equity interests loss	846	464
Other non-cash items	1,141	240
Changes in operating assets and liabilities
Accounts receivable	11,862	(16,236)
Other assets	3,355	(2,652)
Accounts payable	2,654	(127)
Accrued expenses and other liabilities	(4,645)	7,414
Deferred revenue	(8,250)	9,999

Net cash used in operating activities	(39,523)	(73,242)

Cash flows from investing activities
Purchases of property and equipment	(130)	(351)
Business acquisitions	—	(5,362)
Investment in equity method investees	(2,438)	(9,638)
Sales of investments in debt securities	22,893	50,377
Maturities of investments in debt securities	43,873	41,900
Purchases of investments in debt securities	(1,497)	(151,861)

Net cash provided by (used in) investing activities	62,701	(74,935)

Cash flows from financing activities
Exercise of stock options	—	502
Exercise of warrants	—	54,898
Payments related to tax withholding	(218)	(454)
Proceeds from issuance of Common Stock	—	94,101
Payment of offering costs	—	(707)

Net cash (used in) provided by financing activities	(218)	148,340

Net increase in cash, cash equivalents and restricted cash	22,960	163
Cash, cash equivalents and restricted cash, beginning of period	17,547	17,384

Cash, cash equivalents and restricted cash, end of period	$40,507	$17,547

Supplemental disclosure:
Cash paid for taxes	$614	$269
Cash paid for operating leases	486	348
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	3,965	—

(1)	Includes adoption of new leasing guidance effective January 1, 2022. See Note 13 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

Note 1—Organization and business
On October 14, 2020, Software Acquisition Group Inc., a special purpose acquisition company and a Delaware corporation (“SAQN”), consummated a reverse merger pursuant to that certain Agreement and Plan of Merger, dated August 10, 2020 (the “Business Combination”). Upon the consummation of the Business Combination, CuriosityStream Operating Inc., a Delaware corporation (“Legacy CuriosityStream”) became a wholly owned subsidiary of SAQN, and the registrant changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.” Following the consummation of the Business Combination, Legacy CuriosityStream changed its name from “CuriosityStream Operating Inc.” to “Curiosity Inc.”
The principal business of CuriosityStream is to provide customers with access to high quality factual content via a direct subscription video on-demand
(“SVOD”) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The library is composed of more than si
x
 thousand accessible
on-demand
and
ad-free
productions and includes shows and series from leading
non-fiction
producers.
The Company’s content assets are available directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the content included (e.g., Direct Service or Smart Bundle service) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as content licensing deals. The Company also sells selected rights (such as in territories or on platforms that are not currently being exploited by the Company) to content created before production begins.

Note 2—Basis of presentation and summary of significant accounting policies
Basis of presentation
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization policy, the assessment of the recoverability of content assets, equity method investments, intangible assets and goodwill, the fair value of assets and liabilities for allocation of the purchase price of companies acquired, the fair value of share-based awards and liability classified warrants, and measurement of income tax assets and liabilities.
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
During the year ended December 31, 2022, the top three customers accounted for 21% of the Company’s revenues with
no customer individually
accounting
for 10% of the Company’s revenues. These same three customers accounted for 28% of the Company’s accounts receivables as of December 31, 2022.
During the year ended December 31, 2021, the top three customers accounted for 27% of the Company’s revenues with
o
ne of these customers account
i
ng
 for more than 10% of the Company’s revenues. These same three customers accounted for 34% of the Company’s accounts receivables as of December 31, 2021.
Cash, cash equivalents and restricted cash
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
Restricted cash maintained under agreements that legally restrict the use of such funds is not included within cash and cash equivalents and is reported in a separate line item on the consolidated balance sheets as of December 31, 2022 and 2021.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$40,007	$15,216
Restricted cash	500	2,331

Cash, cash equivalents and restricted cash	$40,507	$17,547

As of December 31, 2022, restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements of $0.5 million. On March 4, 2022, the Now You Know Media Inc. (“Learn25”) holdback of $0.2 million was paid to the previous owners of Learn25 from escrow funds previously classified as restricted cash. On April 16, 2022, the Paycheck Protection Program (PPP) loan was forgiven, and $1.2 million of funds were released from escrow to the Company and reclassified from restricted cash to cash and cash equivalents. On May 11, 2022, the One Day University (“ODU”) holdback of $0.5 million was paid to the previous owners of ODU from escrow funds previously classified as restricted cash.
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

Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the years ended December 31, 2022 and 2021. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as Short-term investments in debt securities in the accompanying consolidated balance sheets.
Equity method investments
The Company applies the equity method of accounting to investments when it has the ability to exercise significant influence, but not control, over the investee. Significant influence is presumed to exist when the Company owns betw een 20% and 50%
of the voting interests in the investee, but the Company also applies judgment regarding its level of influence over the investee by considering key factors such as ownership interest,

representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company’s equity method investments are initially reported at cost and then adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Equity interests income (loss)” on the consolidated statements of operations. The Company classifies distributions received from equity method investments using the cumulative earnings approach on the consolidated statements of cash flows.
The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of its investees as of December 31, 2022, and determined that the Company’s proportionate economic interest in its investees was not impaired. The carrying value of the Company’s equity method investments is reported as “Investment in equity method investees” on the consolidated balance sheets.
Accounts receivables, net
Accounts receivable is comprised of receivables from subscriptions revenue, license fees revenue, and other revenue. The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based on a review of the estimated collectability of the specific accounts and historical loss experience and existing economic conditions. Uncollectible amounts are written off against the allowance for doubtful accounts once management determines collection of an amount, or a portion thereof, to be less than probable. As of December 31, 2022, and 2021, allowance for doubtful accounts amounted to
 $0.1

million.
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
The Company’s business model is generally subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content assets will be stated at the lower of unamortized cost or fair value. No such changes were identified during the years ended December 31, 2022 and 2021. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.
Property and equipment
Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the non-cancelable
lease term or the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.
Long-lived assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. No impairment charge related to long-lived assets was recognized for the years ended December 31, 2022, and 2021.
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
 million, as the fair value of the reporting unit was less than the related carrying value. This charge is included in impairment of goodwill and intangible assets on the Company’s consolidated statements of operations for the year ended December 31, 2022.

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
During the second quarter of 2022, the Company also determined there were impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million, which is reflected as a component of impairment of goodwill and intangible assets on the Company’s consolidated statements of operations for the year ended December 31, 2022.
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
Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price, including the fair value of any non-cash
consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
Revenue recognition
Subscriptions—O&O Service
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
Subscriptions—App Services
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
License Fees—Affiliates
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
License Fees—Content Licensing
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

Advertising and marketing
Advertising and marketing expenses include digital, radio, brand awareness, and television types of costs. These costs are expensed as incurred. For the years ended December 31, 2022 and 2021
,
advertising and marketing expenses were $40.7 million and $52.2 million, respectively, and are reflected in advertising and marketing costs in the accompanying consolidated statements of operations.
Stock-based compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the
service. The Company accounts for forfeitures as they occur. Refer to Note 9 for further information.
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

Recently Issued and Adopted Financial Accounting Standards
As an Emerging Growth Company (“EGC”), the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-02,
Leases (Topic 842)
(“ASU
2016-02”
or “ASC 842”), which replaced Topic 840, Leases (“ASC 840”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under U.S. GAAP. ASU
2016-02
requires a lessee to recognize a lease liability and a
right-of-use
asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard effective January 1, 2022, using a modified retrospective approach and electing to use the package of practical expedients permitted under the transition guidance, which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. Prior periods were not retrospectively adjusted.
The adoption of this standard resulted in the recognition of operating lease liabilities of $
5.3
 million, with corresponding
right-of-use
(ROU) assets in the amount of $
4.0
 million, net of existing deferred rent and lease incentives of $1.3 million. The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of
January 1, 2022, and the adoption of this new guidance did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 13 for further information regarding the impact of adoption of this standard on the Company’s consolidated financial statements.
Accounting Standards Effective in Future Periods
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”).”
The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. ASU
2016-13
is effective for the Company’s fiscal year beginning January 1, 2023. The Company does not expect the implementation of ASU 2016-13 to have a material impact on its consolidated financial statements.
Note 3—Equity Investments and Business Combinations
Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)
In July 2021, the Company acquired 32% ownership in the Spiegel Venture for $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV and Autentic, operates two documentary channels, together with various SVOD services, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of December 31,
2022.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell its ownership interest in Spiegel Venture (“Call Option”). The Call Option, exercisable at a value based on a determinable calculation in the Share Purchase Agreement (“SPA”), is initially exercisable only during the period that is the later of i) the 30-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2024, and ii) the period between March 1, 2025 and March 30, 2025.
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits it to require the Company to purchase their interest (“Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable upon the achievement of certain defined conditions, as outlined in the SPA, and is initially exercisable only during the period that is the later of i) the 60-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2024, and ii) the period between April 1, 2025 and April 30, 2025.
In the event the Call Option or Put Option is not exercised, both options shall continue to be available to each respective party in the following year through perpetuity, with its exercise limited to the same date range as outlined above.
The Put Option is not currently considered to be probable of becoming exercisable based on the defined conditions in the SPA. Subsequent to December 31, 2022, the Company entered into an amendment to the SPA, as further described in Note 16.
Watch Nebula LLC (“Nebula”)
On August 23, 2021, the Company purchased a 12% ownership interest in Nebula for $6.0 million. Nebula is an SVOD technology platform built for and by a group of content creators. Should Nebula meet certain quarterly targets through the third quarter of 2023, the Company is obligated to purchase additional ownership interests, each for a payment of $0.8 million, which after each payment the Company will obtain an additional 1.625% of equity ownership interests. During the year ended December 31, 2022, the Company purchased additional equity interests totaling 3.25%, and during the year ended December 31, 2021, the Company purchased additional equity interests subsequent to the initial investment totaling 1.625%. These additional equity interest purchases have increased the Company’s total ownership interest in Nebula to 16.875% as of December 31, 2022. Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of December 31, 2022.
The Company’s carrying values for its equity method investments as of December 31, 2022 and 2021 is as follows:

	Spiegel Venture	Nebula	Total
	(in thousands)
Balance, December 31, 2021 (1)	$3,089	$6,898	$9,987
Investments in equity method investees	—	1,625	1,625
Equity interests (loss) income	(190)	(656)	(846)

Balance, December 31, 2022	$2,899	$7,867	$10,766

(1)	Nebula’s investment in equity method investees balance include d an accrual of $0.8 million also reported in Accrued expenses and other liabilities as of December 31, 2021.
Acquisition of ODU
On May 11, 2021, the Company entered into an Asset Purchase Agreement to acquire 100% of ODU for the aggregate consideration of $4.5 million. ODU provides access to talks and lectures from professors at colleges and universities in the United States. The Company paid $
4.0 million of cash consideration with the remaining $0.5 million to be held by the Company as a holdback for indemnification purposes. On May 11, 2022, the ODU holdback of $0.5 million was paid to the previous owners from escrow funds previously classified as restricted cash.
Acquisition of Learn25
On August 13, 2021, the Company entered into an Asset Purchase Agreement to acquire 100% of Learn25 for fixed cash consideration of $1.5 million in addition to an earnout of up to $0.6 million based on the achievement of certain revenue targets post-acquisition through fiscal year 2021. Learn25 provides access to hundreds of audio and video programs on history, science, psychology, health, religion, and other topics from various professors and subject-matter experts around the world. The Company paid $1.4 million of cash consideration with the remaining $0.2 million to be held by the Company as a holdback for indemnification purposes. On February 11, 2022, the Company paid an earnout of $0.5 million pursuant to the achievement of revenue targets in 2021. On March 4, 2022, the Learn25 holdback of $0.2 million was paid to the previous owners from escrow funds previously classified as restricted cash.
Note 4—Balance sheet components
Investments in debt securities
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of December 31, 2022				As of December 31, 2021
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total

	(in thousands)				(in thousands)
Level 1 Securities
Money market funds	$17,724	$—	$—	$17,724	$11,709	$—	$—	$11,709
U.S. Government debt securities	—	—	—	—	—	13,582	—	13,582

Total Level 1 Securities	17,724	—	—	17,724	11,709	13,582	—	25,291

Level 2 Securities
Corporate debt securities	—	14,986	—	14,986	—	50,641	15,430	66,071
Municipal debt securities	—	—	—	—	—	1,610	—	1,610

Total Level 2 Securities	—	14,986	—	14,986	—	52,251	15,430	67,681

Total	$17,724	$14,986	$—	$32,710	$11,709	$65,833	$15,430	$92,972

The following tables summarize the Company’s corporate, U.S. government, and municipal debt securities:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Debt Securities:
Corporate	$15,026	$—	$(40)	$14,986
Total	$15,026	$—	$(40)	$14,986

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Debt Securities:
Corporate	$66,281	$—	$(210)	$66,071
U.S. Government	13,594	—	(12)	13,582
Municipalities	1,610	—	—	1,610

Total	$81,485	$—	$(222)	$81,263

Realized
losses were less than $
0.1
 million re
port
ed in interest and other income in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021.
The fair value of the Company’s investments in corporate, U.S. government, and municipal debt securities as of December 31, 2022 and 2021, by contractual maturity is as follows:

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(in thousands)		(in thousands)
Due in one year or less	$15,026	$14,986	$66,001	$65,833
Due after one year through five years	—	—	15,484	15,430
Due after five years	—	—	—	—

Total	$15,026	$14,986	$81,485	$81,263

Content assets
Content assets consisted of the following:

	As of December 31,
	2022	2021

	(in thousands)
Licensed content, net
Released, less amortization	$11,154	$11,406
Prepaid and unreleased	4,014	9,119

	15,168	20,525
Produced content, net
Released, less amortization	33,094	18,507
In production	20,240	33,650

	53,334	52,157

Total	$68,502	$72,682

As
of December 31, 2022, $5.1 million, $3.0 million, and $1.3 million of the $11.2 million unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of December 31, 2022, $9.3 million, $8.7 million, and $7.6 million of the $33.1 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordan
ce with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs during the years ended December 31, 2022 and 2021, respe cti
vely, as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Licensed content	$8,480	$8,961
Produced content	30,811	18,920

	$39,291	$27,881

Property and equipment
Property and equipment are summarized by major classifications as follows:

	Estimated useful life (in years)	As of December 31,
		2022	2021

		(in thousands)
Furniture and fixtures	10 to 15	$108	$108
Equipment	5	1,252	1,247
Computer and software	3 to 5	857	729
Website and application development	3	37	422
Leasehold improvements	Lesser of lease term or lives	703	703
Work-in-progress	—	5	32

Property and equipment, gross		2,962	3,241
Less accumulated depreciation and amortization		1,868	1,899

Property and equipment, net		$1,094	$1,342

Depreciation expense related to the property and equipment above, including the amortization of leasehold improvements, was $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.
Goodwill and intangible assets
Changes in goodwill for the year ended December 31, 2022, was as follows (in thousands):

Balance, December 31, 2021	$2,793
Impairment of Goodwill (see Note 2)	2,793

Balance, December 31, 2022	$—

Intangible assets as of December 31, 2022 were comprised of the following:

	Weighted average remaining lives (in years)	Gross Carrying Amount 12/31/2021	Accumulated Amortization	Impairment (see Note 2)	Net Carrying Amount 12/31/2022

		(in thousands)

Customer relationships	1.3	$940	$(393)	$(430)	$117
Trademark	3.9	570	(133)	(320)	117
Covenant-not-to-compete	1.4	130	(52)	(61)	17

		$1,640	$(578)	$(811)	$251

Warrant liability
As described in Note 7, the Private Placement Warrants are classified as a non-current
liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of December 31, 2022 and 2021, was as follows:

	As of December 31,
	2022	2021

	(in thousands)
Level 3
Private Placement Warrants	$257	$5,661

Total Level 3	$257	$5,661

Note 5—Revenue
The following table sets forth the Company’s revenues disaggregated by type for the years ended December 31, 2022, and 2021, as well as the relative percentage of each revenue type to total revenue.

	For the year ended December 31,
	2022		2021

	(in thousands, except percentages)
Subscriptions—O&O Service	$31,069	40%	$20,906	29%
Subscriptions—App Services	3,940	5%	3,915	6%

Subscriptions—Total	35,009	45%	24,821	35%
License Fees—Affiliates	16,357	21%	18,572	26%
License Fees—Content Licensing (1)	24,691	31%	24,758	35%

License Fees—Total	41,048	52%	43,330	61%
Other—Total (1)	1,986	3%	3,110	4%

Total Revenues	$78,043		$71,261

(1)
For the years ended December 31, 2022 and 2021, total related party revenue was $1.9 million and $5.6 million, respectively. This consisted of $0.3 million and $3.0 million of revenue from content licensed by the Company to the Spiegel Venture during the years ended December 31, 2022 and 2021, respectively, which is included in License Fees—Content Licensing. Total related party revenue also consisted of $1.3 million for marketing services rendered to the Spiegel Venture during the year ended December 31, 2021, as well as $1.6 million and $1.3 million for marketing services rendered to Nebula during the years ended December 31, 2022 and 2021, respectively, which is included in Other Revenue.

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2022 are as follows:

	For the year ending December 31,
	2023	2024	2025	2026	Thereafter	Total

	(in thousands)
Remaining Performance Obligations	$9,705	$5,469	$3,779	$115	$197	$19,265
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $14.9 million and $23.2 million as of December 31, 2022 and 2021, respectively with the non-current
portions of $0.6 million and $0.7 million as of December 31, 2022 and 2021, respectively, included in other liabilities on the consolidated balance sheets. The decrease in deferred revenue is primarily due to revenue recognized during the year ended December 31, 2022 related to content licensing amounts that were previously recorded in deferred revenue, partially offset by the growth in annual subscriptions, which require upfront annual payments.
Revenues of $22.3 million were recognized during the year ended December 31, 2022, related to the balance of deferred revenue as of December 31, 2021.
Note 6—Paycheck Protection Program Loan
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
The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. On April 16, 2022, the Company received the loan forgiveness letter from the Small Business Administration (SBA) stating that the loan has been forgiven in full, including applicable interest. Following receipt of the loan forgiveness notification letter, funds of $1.2 million were released from escrow, and the Company reclassified this amount from restricted cash to cash and cash equivalents on the consolidated balance sheet.
Note 7—Stockholders’ equity
Common Stock
As of December 31, 2022 and 2021, the Company has authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
Warrants

As of December 31, 2022, the Company had (A) 3,054,203 publicly traded warrants that were (i) sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019 and (ii) issued to the PIPE Investors in connection with the
Business Combination
that closed on October 14, 2020 (
collectively,
the “Public Warrants”) and (B) 3,676,000 Private Placement Warrants outstanding.
Private Placement Warrants are liability- classified, and the Public Warrants are equity-classified.
Each whole warrant entitles the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. All
w
arrants expire on October 14, 2025.
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
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by Software Acquisition Holdings, LLC (the Company’s former sponsor) or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.
No warrants were exercised during the year ended December 31, 2022. During the year ended December 31, 2021, the Company received total proceeds of $54.9 million related to the exercise of 4.7 million Public Warrants.
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

	As of December 31,
	2022	2021

Exercise Price	$11.50	$11.50
Stock Price (CURI)	$1.14	$5.93
Expected volatility	77.00%	58.00%
Expected warrant term (years)	2.8	3.8
Risk-free interest rate	4.22%	1.12%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.07	$1.54
The change in fair value of
th
e private placement warrant liability for years ended December 31, 2022 and 2021 resulted in a gain of $5.4 million and $15.2 million, respectively.

Note 8—Earnings (loss) per share
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

	For the year ended December 31,
	2022	2021

	(in thousands, except per share amounts)
Numerator—Basic EPS:
Net loss	$(50,917)	$(37,635)
Denominator—Basic EPS:
Weighted–average shares—Basic	52,787	51,482

Net loss per share—Basic	$(0.96)	$(0.73)

Numerator—Diluted EPS:
Net loss	$(50,917)	$(37,635)
Decrease in fair value of Private Placement Warrants	—	(15,182)

Net loss—Diluted	$(50,917)	$(52,817)

Denominator—Diluted EPS:
Weighted–average shares—Basic	52,787	51,482
Incremental common shares from assumed exercise of Private Placement Warrants	—	307

Weighted–average shares—Diluted	52,787	51,789

Net loss per share—Diluted	$(0.96)	$(1.02)

For the years ended December 31, 2022 and 2021, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units as of December 31, 2022 and 2021.
Antidilutive shares excluded:

	As of December 31,
	2022	2021

	(in thousands)
Options	4,632	4,748
Restricted Stock Units	759	850
Warrants	6,730	3,054

	12,121	8,652

Note 9—Stock-based compensation
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
The following table summarizes stock option and restricted stock unit (RSU) activity, prices, and values from December 31, 2021 to December 31, 2022:

		Stock Options				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	1,820,504	4,747,832	$7.61	8.2	$3,254	850,277	$11.41
Granted	(1,369,401)	820,741	3.18	—	—	548,660	3.15
Options exercised and RSUs vested	79,776	—	—	—	—	(292,882)	9.95
Forfeited or expired	1,283,815	(936,480)	6.11	—	—	(347,335)	9.12

Balance as of December 31, 2022	1,814,694	4,632,093	$7.13	6.8	$—	758,720	$7.14

Exercisable as of December 31, 2021		2,348,875	$7.74	8.0	$2,010
Exercisable as of December 31, 2022		3,003,687	$7.24	6.2	$—
Unvested as of December 31, 2021		2,398,957	$7.49	8.4	$1,244
Unvested as of December 31, 2022		1,628,406	$6.93	8.0	$—

(1)	Intrinsic value is based on the difference between the exercise price of in-the-money-stock options and the fair value of the Company’s Common Stock as of the respective balance sheet date.
There were
no
options exercised during the year ended December 31, 2022. The intrinsic value of options exercised during the year ended December 31, 2021 was $1.4 million.
Stock options and RSU awards generally vest on a monthly, quarterly, or annual basis over a period of four years from the grant date. When options are exercised, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy share option exercises. Upon vesting and distribution of RSUs, the Company’s policy is to issue previously unissued shares of Common Stock to satisfy restricted stock units vested, net of shares withheld for taxes if elected by the RSU holder.

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
Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense for the years ended December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021

Dividend yield	0%	0%
Expected volatility	60% - 70%	60%
Expected term (years)	6.00 - 6.50	2.50 - 6.25
Risk-free interest rate	1.40% - 2.95%	0.14% - 1.11%
Weighted average grant date fair value	$1.91	$6.58
	(in thousands)
Stock-based compensation—Options	$3,829	$4,597
Stock-based compensation—RSUs	$2,815	$2,367
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.
The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2022, related to non-vested
stock options and restricted stock units and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years

	(in thousands)
Stock options	$5,227	1.8
Restricted Stock Units	9,166	2.4

Total	$14,393

Note 10—Segment and geographic information
The Company operates as one reporting segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with one foreign country in each year
individually comprising greater than 10% of total revenue, is as follows:

	For the year ended December 31,
	2022		2021

	(in thousands, except percentages)
United States	$48,270	62%	$41,461	58%
International:
United Kingdom	8,191	10%	6,749	9%
Germany	3,024	4%	8,625	12%
Other	18,558	24%	14,426	21%

Total International	$29,773	38%	$29,800	42%

	$78,043	100%	$71,261	100%

Note 11—Related party transactions
Equity investments
As described in Note 5, the Company recognized $0.3 million and $4.3 million of revenue related to the Spiegel Venture during the year ended December 31, 2022 and 2021, respectively. Further, the Company recognized $1.6 million and $1.3 million of revenue related to advertising services rendered to Nebula during the year ended December 31, 2022 and 2021, respectively.
The Company also recognized $4.3 million and $1.2 million for the year ended December 31, 2022 and 2021, respectively, in revenue share to Nebula from subscription sales to certain bundled subscription packages. This revenue share is recorded in Cost of revenues on the consolidated statement of operations.
A summary of the impact of the arrangements with Spiegel Venture and Nebula on the Company’s
 consolidated balance sheets and statement of operations is as follows:

	As of December 31,
	2022	2021

	(in thousands)
Balance Sheets
Accounts receivable	$3,358	$6,254
Accounts payable	404	611

	For the year ended December 31,
	2022	2021

	(in thousands)
Statement of Operations
Revenues	$1,901	$5,612
Cost of revenues	4,289	1,202
Operating lease
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC (“HIH”), which is considered a related party as it is managed by various members of the Company’s Board of Directors. The Company accounts for the arrangement as an operating lease. Refer to Note 13 for further information.

Production agreements
The Company has entered into various agreements with a production company for which the Company’s Chief Executive Officer has a less than 10% ownership interest. Under the terms of these agreements, the Company paid a total of $2.4 million and $3.2 million during the years ended December 31, 2022 and 2021, respectively, upon the different milestones stated in the agreements. As of December 31, 2022, the Company no longer has any obligation under these agreements.
Note 12—Retirement Plan
The Company administers and participates in a 401(k) plan that covers employees 21 years of age or older with three months or greater of service. The plan permits elective deferrals by the employees from each participant’s compensation up to the maximum allowed by law. The Company matches employee deferrals at 100% on up to 3% of compensation and 50% of employee deferrals between 3 – 5% of compensation. Participants are immediately vested in their elective deferrals and the Company contributions. The Company made matching contributions of $0.3 million and $0.4 million for the years ended December 31, 2022, and 2021, respectively.
Note 13—Leases
The Company adopted the new leases guidance contained in Topic 842 effective January 1, 2022 using the modified retrospective method. Therefore, the reported results for the year ended December 31, 2022 and the financial position as of December 31, 2022 reflect the application of this new guidance, while the reported results for the year ended December 31, 2021 and the financial position as of December 31, 2021 were not adjusted and continue to be reported under the prior lease accounting guidance in effect for the prior periods.
Company as a Lessee
The Company is party to a
non-cancellable
operating lease agreement for office space, which expires in 2033. The Company’s operating lease for this office space includes fixed rent payments and variable lease payments, which are primarily related to common area maintenance and utility charges. The Company elected not to separate lease and non-lease
components, and as such, all amounts paid under the lease are classified as either fixed or variable lease payments. Fixed leases payments were included in the calculation of the ROU asset and leases liabilities, with variable lease payments being recognized as lease expense as incurred
. The Company has determined that no renewal clauses are reasonably certain of being exercised and therefore has
not included any renewal periods within the lease term for this lease.
The following table presents future minimum lease payments and related sublease rental income as reflected under ASC 840 as of December 31, 2021.

Year Ending December 31,	Rent Expense	Sublease rental income	Net rent
		(in thousands)
2022	$530	$(53)	$477
2023	543	(54)	489
2024	557	(56)	501
2025	571	(57)	514
2026	585	(59)	526
Thereafter	3,946	(395)	3,551

	$6,732	$(674)	$6,058

Post adoption of ASC 842
, the Company had operating lease ROU assets of $3.7 million, current lease liabilities of $0.3 million, and non-current
lease liabilities of $4.6 million
 as of December 31, 2022.
In measuring

operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022 adoption date. The weighted average remaining lease term as of December 31, 2022 was 10.2 years.
Components of Lease Cost
The Company’s total operating lease cost for the year ended December 31, 2022 was comprised of the following:

For the year ended December 31, 2022
(in thousands)
Operating lease cost	$484
Short-term lease cost	42
Variable lease cost	51

Total lease cost	$577

Maturity of Lease Liabilities
As of December 31, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

2023	$543
2024	557
2025	571
2026	585
2027	600
Thereafter	3,346

Total Lease Payments	6,202
Less: imputed interest	(1,217)

Present value of total lease liabilities	$4,985

Company as Lessor
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other (expense) income in the accompanying consolidated statements of operations. For the year ended December 31, 2022, operating lease income from the Company’s sublet was immaterial. As of December 31, 2022, total remaining future minimum lease payments receivable on the Company’s operating lease was $0.6 million.
Note 14—Commitments and contingencies
Content commitments
As of December 31, 2022, the Company had $11.5 million of content obligations comprised of $2.9 million included in current content liabilities in the accompanying consolidated balance sheets and $8.6 million of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets (see Note 2). These obligations are expected to be paid during the year ending December 31, 2023.

As of December 31, 2021, the Company had $39.0 million of content obligations comprised of $9.7 million included in current content liabilities in the accompanying consolidated balance sheets, and $29.3 million of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets.
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
Advertising commitments
The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are
$
1.1 million as of December 31, 2022, of which $0.6 milli
o
n and $0.5 million are expected to be paid during the years ending December 31, 2023 and 2024, respectively.
Note 15—Income taxes

The components of the provision for income taxes are as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Provision for income taxes:
Current:
Federal	$—	$—
State and L ocal	(25)	11
Foreign	396	345

Total current provision	$371	$356

Deferred:
Federal	$(3)	$3
State and local	(1)	1
Foreign	—	—

Total deferred provision	$(4)	$4

Total tax provision	$367	$360

The following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rat
e
.

	For the year ended December 31,
	2022		2021

	(in thousands, except percentages)
U.S. federal statutory income tax provision (benefit)	$(10,615)	21.0%	$(7,851)	21.0%
Permanent items	(360)	0.7%	(3,360)	9.0%
State and local income taxes, net of federal tax benefit	(1,938)	3.8%	(2,727)	7.3%
Change in valuation allowance	12,409	(24.5)%	13,824	(37.0)%
Return to provision adjustments	475	(0.9)%	129	(0.3)%
Foreign withholding taxes	396	(0.8)%	345	(0.9)%

Total tax provision	$367	(0.7)%	$360	(0.9)%

The Company has recorded a $
0.4 million
 tax provision
primarily related to foreign withholding income taxes for the years ended December 31, 2022, and 2021. For the years ended December 31, 2022, and 2021, the Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.
Deferred income taxes reflect the net tax effect of temporary differences between the amounts recorded for financial reporting purposes and the bases recognized for tax purposes.
The major components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,050	$37,428
Accrued expenses and reserves	526	798
Intangibles and content assets	2,837	2,334
Deferred rent	—	314
Lease liability	1,232	—
Stock based compensation	3,046	2,627
Other	275	179

Total deferred tax asset	56,966	43,680

Valuation allowance	(56,051)	(43,642)

Deferred tax assets, net of valuation allowance	$915	$38

Deferred tax liabilities:
Unrealized gain	—	(43)
ROU asset	(915)	—

Deferred tax liabilities, net	$(0)	$(5)

As of December 31, 2022, and 2021, the Company maintained a valuation allowance on substantially all of its deferred tax assets. The deferred tax assets predominantly relate to operating losses, intangibles and content assets, and stock-based compensation. As a result of Legacy CuriosityStream’s conversion from an LLC to a C corporation in 2018, Legacy CuriosityStream recognized a partial step-up
in the tax basis of intangibles and content assets that will be recovered as those assets are sold or the basis is amortized. On the date of the conversion, Legacy CuriosityStream recorded an estimated net deferred tax asset relating to this partial step-up
in tax basis. The valuation allowance was determined in accordance with applicable accounting guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction
basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.
As of December 31, 2022, and 2021, the Company had federal net operating loss carryforwards of approximately $196.9

m
illion
and $149.1 million, respectively, which do not expire. As of December 31, 202
2
, and 202
1
, the Company had gross state net operating loss carryforwards of approximately $135.0 million and $110.9 million, respectively, which begin to expire in 202
3
. All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.
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
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate of the adjusted financial statement income of certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022 by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. Although the Company does not expect the IRA to have a material impact on the consolidated financial statements, the full effect of the IRA is uncertain.

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
The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency, but tax returns remain open to examination subject to a three or four year statute of limitations, depending on the state.
Note 16—Subsequent
Eve
nts
In March 2023, the Company entered into an amendment to the Spiegel Venture SPA whereby the terms to the Call Option and Put Option were amended to allow for its initial exercise only starting in 2026, with all other pertinent terms remaining consistent to the original
SPA.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2022 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions or dispositions of our assets.

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

We intend to file our definitive proxy statement for our 2023 Annual Meeting (“2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, on or around April 28, 2023 (and, in any event, not later than 120 days after the close of our last fiscal year). Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted pursuant to General Instruction G(3) of Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

2.	Financial Statement Schedules.

No financial statement schedules are required to be filed as part of this Annual Report.

3.	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated By Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020

4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019

4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019

4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019

4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company	10-K	001-39139	4.4	March 31, 2021

4.5	Description of the Company’s Securities	10-K	001-39139	4.5	March 31, 2021

		Incorporated By Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019

10.2	Registration Rights Agreement, dated November 19, 2019, by and among the Company and the security holders party thereto	8-K	001-39139	10.3	November 25, 2019

10.3	Securities Subscription Agreement, dated June 25, 2019, by and between the Company and Software Acquisition Holdings LLC	S-1/A	333-234327	10.5	November 8, 2019

10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2019, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.5	November 25, 2019

10.5	Form of Subscription Agreement	8-K	001-39139	10.1	August 11, 2020

10.6*	Employment Agreement, dated August 7, 2020, by and between CuriosityStream Operating Inc. and Clint Stinchcomb	8-K	001-39139	10.10	October 14, 2020

10.7	Registration Rights Agreement, dated November 20, 2018, by and between CuriosityStream Operating Inc. and Stifel, Nicolaus & Company Inc.	8-K	001-39139	10.11	October 14, 2020

10.8	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020

		Incorporated By Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.9	Warrant Forfeiture Letter, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.13	October 14, 2020

10.10*	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020

10.11*	Form of Rollover Non-Qualified Stock Option Agreement	8-K	001-39139	10.15	October 14, 2020

10.12*	Form of Indemnification Agreement	8-K	001-39139	10.16	October 14, 2020

10.13	Restricted Stock Agreement, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.17	October 14, 2020

10.14*	Form of Restricted Stock Unit Award Agreement	8-K	001-39139	10.1	March 19, 2021

10.15*	Form of Non-Qualified Stock Option Agreement	8-K	001-39139	10.2	March 19, 2021

10.16*	Form of Incentive Stock Option Agreement	8-K	001-39139	10.3	March 19, 2021

10.17*	CuriosityStream Inc. Severance Pay Plan for Executive Officers, dated October 6, 2021	8-K	001-39139	10.1	October 8, 2021

10.18*	Offer Letter between CuriosityStream Inc. and Peter Westley, dated May 21, 2022	8-K	001-39139	10.1	May 24, 2022

10.19*	CuriosityStream Inc. Severance Pay Plan and Summary Plan Description, dated November 8, 2022	8-K	001-39139	10.1	November 9, 2022

10.20*	Services Agreement between Curiosity Inc. and Devin Emery, effective November 16, 2022	8-K	001-39139	10.1	November 16, 2022

14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020

21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020

23.1	Consent of Ernst & Young LLP					X

24.1	Powers of Attorney	10-K	001-39139	24.1	March 31, 2021

		Incorporated By Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS***	Inline XBRL Instance Document.**					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**					X

*	This document is a management contract or compensatory plan or arrangement.
**

This document is being furnished with this Form 10-K. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.

***	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Dated: March 31, 2023	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2023	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2023		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: March 31, 2023		/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 31, 2023		*
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: March 31, 2023		*
	Name:	Elizabeth Hendricks
	Title:	Director

Date: March 31, 2023		*
	Name:	Patrick Keeley
	Title:	Director

Date: March 31, 2023		*
	Name:	Matthew Blank
	Title:	Director

Date: March 31, 2023		*
	Name:	Jonathan Huberman
	Title:	Director

Date: March 31, 2023		*
	Name:	Mike Nikzad
	Title:	Director

Date: March 31, 2023		*
	Name:	Andrew Hendricks
	Title:	Director

*By:	/s/ Clint Stinchcomb
Name:	Clint Stinchcomb As Attorney-in-Fact