Form 10-Q
period 2023-03-31
CuriosityStream Inc.
filed 2023-05-11
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2023, there were 52,970,260 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

CuriosityStream Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$48,668	$40,007
Restricted cash	500	500
Short-term investments in debt securities	—	14,986
Accounts receivable, net	9,699	10,899
Other current assets	2,189	3,118

Total current assets	61,056	69,510

Investments in equity method investees	10,547	10,766
Property and equipment, net	1,000	1,094
Content assets, net	66,373	68,502
Operating lease right-of-use assets	3,633	3,702
Other assets	493	539

Total assets	$143,102	$154,113

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$1,656	$2,862
Accounts payable	7,500	6,065
Accrued expenses and other liabilities	3,380	7,752
Deferred revenue	13,863	14,281

Total current liabilities	26,399	30,960

Warrant liability	331	257
Non-current operating lease liabilities	4,560	4,648
Other liabilities	655	622

Total liabilities	31,945	36,487
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of March 31, 2023 and December 31, 2022; 52,961 shares issued and outstanding as of March 31, 2023; 52,853 shares issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	360,002	358,760
Accumulated other comprehensive loss	—	(40)
Accumulated deficit	(248,850)	(241,099)

Total stockholders’ equity	111,157	117,626

Total liabilities and stockholders’ equity	$143,102	$154,113

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	For the three months ended March 31,
	2023	2022
Revenues	$12,387	$17,627
Operating expenses
Cost of revenues	9,001	11,850
Advertising and marketing	3,115	14,768
General and administrative	8,059	10,503

	20,175	37,121

Operating loss	(7,788)	(19,494)
Change in fair value of warrant liability	(74)	3,860
Interest and other income (expense)	388	(57)
Equity method investment loss	(219)	(156)

Loss before income taxes	(7,693)	(15,847)
Provision for income taxes	58	45

Net loss	$(7,751)	$(15,892)

Net loss per share
Basic	$(0.15)	$(0.30)
Diluted	$(0.15)	$(0.30)
Weighted average number of common shares outstanding
Basic	52,950	52,750
Diluted	52,950	52,750
The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the three months ended March 31,
	2023	2022
Net loss	$(7,751)	$(15,892)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	40	(233)

Total comprehensive loss	$(7,711)	$(16,125)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

						Accumulated		Total Stockholders’ Equity
	Common Stock		Preferred Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit
Balance as of December 31, 2021	52,677	$5	—	$—	$352,334	$(222)	$(190,182)	$161,935
Net loss	—	—	—	—	—	—	(15,892)	(15,892)
Stock-based compensation, net	90	—	—	—	1,651	—	—	1,651
Other comprehensive loss	—	—	—	—	—	(233)	—	(233)
Balance as of March 31, 2022	52,767	$5	—	$—	$353,985	$(455)	$(206,074)	$147,461

Balance as of December 31, 2022	52,853	$5	—	$—	$358,760	$(40)	$(241,099)	$117,626
Net loss	—	—	—	—	—	—	(7,751)	(7,751)
Stock-based compensation, net	108	—	—	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	—	—	40	—	40

Balance as of March 31, 2023	52,961	$5	—	$—	$360,002	$—	$(248,850)	$111,157

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,751)	$(15,892)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	74	(3,860)
Additions to content assets	(3,723)	(14,470)
Change in content liabilities	(1,206)	(5,672)
Amortization of content assets	5,852	9,038
Depreciation and amortization expenses	127	209
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	26	411
Stock-based compensation	1,267	1,788
Equity method investment loss	219	156
Other non-cash items	121	120
Changes in operating assets and liabilities
Accounts receivable	1,200	10,052
Other assets	944	2,227
Accounts payable	1,440	4,990
Accrued expenses and other liabilities	(4,514)	(3,677)
Deferred revenue	(384)	2,293

Net cash used in operating activities	(6,308)	(12,287)

Cash flows from investing activities
Purchases of property and equipment	(5)	(22)
Investment in equity method investees	—	(813)
Sales of investments in debt securities	—	2,502
Maturities of investments in debt securities	15,000	19,603
Purchases of investments in debt securities	—	(1,497)

Net cash provided by investing activities	14,995	19,773

Cash flows from financing activities
Payments related to tax withholding	(26)	(137)

Net cash used in financing activities	(26)	(137)

Net increase in cash, cash equivalents and restricted cash	8,661	7,349
Cash, cash equivalents and restricted cash, beginning of period	40,507	17,547

Cash, cash equivalents and restricted cash, end of period	$49,168	$24,896

Supplemental disclosure:
Cash paid for taxes	$—	$177
Cash paid for operating leases	134	131
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,965
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
(SVOD) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The library is composed of more than six thousand accessible on-demand and ad-free productions and includes shows and series from leading non-fiction producers.
The Company’s content assets are available directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the content included (e.g., Direct Service or Smart Bundle service) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as content licensing deals. The Company also sells selected rights to content it creates before production begins.
Note 2 — Basis of presentation and summary of significant accounting policies
Basis of presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended December 31, 2022.
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
for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
There have been no material changes in the Company’s significant accounting policies compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2022. As discussed below, the Company adopted the new accounting guidance related to credit losses on financial instruments in the current interim period, with the adoption of the respective guidance not resulting in a material impact to the Company’s consolidated financial statements.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results c
o
uld differ from those estimates. Significant items subject to such estimates include the content asset amortization policy, the assessment of the recoverability of content assets and equity method investments, the fair value of share-based awards and liability classified warrants and measurement of income tax assets and liabilities.
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

Accounts receivable, net are typically unsecured and are derived from revenues earned from customers primarily located in the United States
.
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
The Company’s assets measured at fair value on a recurring basis include its investments in money market funds and corporate debt securities. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds and U.S. government debt securities. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
The Company’s liabilities measured at fair value on a recurring basis include its private placement warrants issued to Software Acquisition Holdings LLC in a private placement offering (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Sch
o
les valuation model. Refer to Note 6 for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.
The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities are carried at cost, which approximates fair value because of the short-term maturity of these instruments.
Recently Adopted Financial Accounting Standards
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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”).”
The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under prior
U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
The Company determines its allowance for doubtful accounts based on historical loss experience, customer financial condition, and current economic conditions.
The Company adopted the new standard effective January 1, 2023, which did not have a material impact on its consolidated financial statements.
Note
3 – Equity Invest
me
nts
Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)
In July 2021, the Company acquired 32% ownership in the Spiegel Venture for $3.3 million. The
Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of March 31, 2023.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell their ownership interests in Spiegel Venture (“Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the Share Purchase Agreement, which was amended during the three months ended March 31, 2023 (as amended, the “SPA”), is initially exercisable only during the period that is the later of (i) the
30-day
period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026 and March 30, 2026.
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits it to require the Company to purchase their interest (“Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable upon the achievement of certain defined conditions, as outlined in the SPA, and is initially exercisable only during the period that is the later of (i) the
60-day
period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026 and April 30, 2026.
In the event the Call Option or Put Option is not exercised, both options will
continue to be available to each respective party in the following year through perpetuity, with its exercise limited to the same date range as outlined above. The Put Option is not currently considered to be probable of becoming exercisable based on the defined conditions in the SPA.
Watch Nebula LLC (“Nebula”)
On August 23, 2021, the Company purchased a 12% ownership interest in Nebula for $6.0 million. Nebula is an SVOD technology platform built for and by a group of content creators. Should Nebula meet certain quarterly targets through the third quarter of 2023, the Company is obligated to purchase additional ownership interests, each for a payment of $0.8 million
. After
each payment the Company will obtain an additional 1.625% of equity ownership interests. The Company did not make further investments in Nebula during the three months ended March 31, 2023
. The Company’s
total ownership interest in Nebula as of March 31, 2023
 is 16.875%
.
Prior to the Company’s investment, Nebula was a 100% wholly owned subsidiary of Standard Broadcast LLC (“Standard”). The Company obtained 25% of the representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest. The Company has not received dividends from Nebula as of March 31, 2023.

The Company’s carrying values for its equity method investments as of March 31, 2023 and December 31, 2022 is as follows:

	Spiegel Venture	Nebula	Total

	(in thousands)
Balance, December 31, 2022	$2,899	$7,867	$10,766
Equity method investment income (loss)	28	(247)	(219)

Balance, March 31, 2023	$2,927	$7,620	$10,547

Note 4 — Balance sheet components
Cash, cash equivalents and restricted cash
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$48,668	$40,007
Restricted cash	500	500

Cash, cash equivalents and restricted cash	$49,168	$40,507

As of March 31, 2023
and December 31, 2022,
restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements
.
Investments in debt securities
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of March 31, 2023				As of December 31, 2022
	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total

	(in thousands)				(in thousands)
Level 1 Securities
Money market funds	$47,272	$—	—	$47,272	$17,724	$—	—	$17,724

Total Level 1 Securities	$47,272	—	—	$47,272	$17,724	—	—	$17,724

Level 2 Securities
Corporate debt securities	—	—	—	—	—	$14,986	—	$14,986

Total Level 2 Securities	—	—	—	—	—	$14,986	—	$14,986

Total	$47,272	—	—	$47,272	$17,724	$14,986	—	$32,710

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Debt Securities:
Corporate	$15,026	—	$(40)	$14,986

Total	$15,026	—	$(40)	$14,986

There were no material realized gains or losses recorded during the three months ended March 31, 2023 or 2022.
Content assets
Content assets consisted of the following:

	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Licensed content, net
Released, less amortization	$11,790	$11,154
Prepaid and unreleased	3,086	4,014

	14,876	15,168
Produced content, net
Released, less amortization	32,332	33,094
In production	19,165	20,240

	51,497	53,334

Total	$66,373	$68,502

As of March 31, 202
3
, $5.4 million, $3.2 million, and $1.6 million of the $11.8
million unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years, respectively. As of March 31, 2023,
$
9.6 million, $8.8 million, and $7.5 million of the $32.3 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years, respectively.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs
, which is included in cost of revenues on the Company’s

unaudited consolidated statements of operations,as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Licensed content	$1,945	$2,999
Produced content	3,907	6,039

Total	$5,852	$9,038

Warrant liability
As described in Note 6, the Private Placement Warrants are classified as a non-current
liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants was as follows:

	As of March 31, 2023	As of December 31, 2022

	(in thousands)
Level 3
Private Placement Warrants	$331	$257

Total Level 3	$331	$257

Note 5 — Re
ve
nue
The following table sets forth the Company’s revenues disaggregated by type for the three months ended March 31, 2023 and 2022, as well as the relative percentage of each revenue type to total revenue.

	Three Months Ended March 31,
	2023		2022

	(in thousands, except percentages)
Subscriptions – O&O Service	$6,642	54%	$7,307	41%
Subscriptions – App Services	878	7%	1,048	6%

Subscriptions – Total	7,520	61%	8,355	47%
License Fees – Partner Direct	1,102	9%	1,143	7%
License Fees – Bundled Distribution	1,473	12%	3,767	21%
License Fees – Content Licensing	2,018	16%	4,248	24%

License Fees – Total	4,593	37%	9,158	52%
Other – Total (1)	274	2%	114	1%

Total Revenues	$12,387		$17,627

(1)	Other revenue primarily relate s to other marketing services.
Revenues expected to be recognized in the future related to performance obligations that were
unsatisfied as of March 31, 2023 are as follows:

	Remainder of year ending December 31,	For the years ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Remaining Performance Obligations	$5,695	$4,156	$2,096	$193	$31	$195	$12,366
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue)
consist
of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift certificates and other prepaid subscriptions that have not been redeemed. Total deferred revenues
,
were $14.5 million and $14.9 million
at March 31, 2023 and December 31, 2022, respectively. Revenues of $6.5 million
were recognized during the three months ended March 31, 2023, related to the balance of deferred revenue at December 31, 2022, primarily related to the recognition from annual plan amounts.
Note 6 — Stockholders’ equity
Common Stock
As of March 31, 2023 and December 31, 2022, the Company
had
authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
Warrants
As of March 31, 2023, the Company had 3,054,203 publicly traded warrants that were sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019 and that were issued to the PIPE Investors in connection with the
business combination that closed on October 14, 2020 (the “Public Warrants” and
,
together with the Private Placement Warrants, the “Warrants”) and 3,676,000 Private Placement Warrants outstanding.
The

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
There were no exercises of warrants during the three months ended March 31, 2023.

The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying unaudited consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model are as follows:

	As of March 31, 2023	As of December 31, 2022

Exercise price	$11.50	$11.50
Stock price (CURI)	$1.35	$1.14
Expected volatility	79.00%	77.00%
Expected warrant term (years)	2.5	2.8
Risk-free interest rate	3.94%	4.22%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.09	$0.07
The change in fair value of the
Private Placement Warrant
liability resulted in
a
loss
of $0.1 million and a gain of
$3.9 million
for three months ended March 31, 2023 and 2022, respectively.
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

	Three months ended March 31,
	2023	2022

	(in thousands, except per share data)
Numerator - Basic and Diluted EPS:
Net loss	$(7,751)	$(15,892)
Denominator - Basic and Diluted EPS:
Weighted–average shares	52,950	52,750

Net loss per share - Basic and Diluted	$(0.15)	$(0.30)

For the three months ended March 31, 2023 and 2022, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units represent the total amount of outstanding warrants, stock options, and restricted stock units at March 31, 2023 and 2022.

Antidilutive shares excluded:	March 31,
	2023	2022

	(in thousands)
Options	4,630	5,293
Restricted Stock Units	1,030	1,020
Warrants	6,730	6,730

Total	12,390	13,043

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
The following table summarizes stock option and restricted stock unit (“RSU”) activity, prices, and values for the three months ended March 31, 2023:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Balance at December 31, 2022	1,815	4,632	$7.13	759	$7.14
Granted	(342)	—	—	342	1.41
Options exercised and RSUs vested	18	—	—	(49)	10.27
Forfeited or expired	23	(2)	5.88	(21)	9.85

Balance at March 31, 2023	1,514	4,630	$7.13	1,030	$4.89

There were no options exercised during the three months ended March 31 2023 and 2022.
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
Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense were as follows:

	Three months ended March 31,
	2023	2022

Dividend yield	N/A	0%
Expected volatility	N/A	60% - 65%
Expected term (years)	N/A	6.00 - 6.50
Risk-free interest rate	N/A	1.40% - 2.44%
Weighted average grant date fair value	N/A	$2.30

	(in thousands)
Stock-based compensation - Options	$777	$967
Stock-based compensation - RSUs	$490	$821
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
All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of the customers, with one foreign country individually comprising greater than 10% of total revenue, is as follows:

	Three months ended March 31,
	2023		2022

	(in thousands)
United States	$6,686	54%	$11,799	67%
International:
Netherlands	1,246	10%	65	0%
United Kingdom	562	5%	1,901	11%
Other	3,893	31%	3,862	22%

Total International	5,701	46%	5,828	33%

	$12,387	100%	$17,627	100%

Note 10 — Related party transactions
Equity investments
The
Company recognized $0.8 million of revenue related to license fees and $0.1 million related to revenue share from the Spiegel Venture during the three months ended March 31, 2023.
The Company also incurred $1.2 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively in revenue share to Nebula from subscription sales to certain bundled subscription packages. This revenue share is recorded in Cost of revenues on the consolidated statement
s
of operations.
A summary of the impact of the arrangements with
the

Spiegel Venture and Nebula on the Company’s consolidated balance sheets and statement of operations is as follows:

Balance sheets:	March 31,	December 31,
	2023	2022

	(in thousands)
Accounts receivable	$2,804	$3,358
Accounts payable	788	404
Accrued expenses and other liabilities	14	—

Statement of operations:	Three months ended March 31,
	2023	2022

	(in thousands)
Revenues	$794	$—
Cost of revenues	1,202	990
Operating lease
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC (“HIH”), which is considered a related party as it is managed by various members of the Company’s Board of Directors. The Company accounts for the arrangement as an operating lease. Refer to Note 11 for further information.

Note 11 — Lea
ses
Company as a Lessee
The Company is a party to a
non-cancellable
operating lease agreement for office space, which expires in 2033. The Company’s operating lease for this office space includes fixed rent payments and variable lease payments, which are primarily related to common area maintenance and utility charges. The Company elected not to separate lease and non-lease
components, and as such, all amounts paid under the lease are classified as either fixed or variable lease payments. Fixed lease
payments were included in the calculation of
right of use (“
ROU
”)
asset and leases liabilities with variable lease payments being recognized as lease expense as incurred. The Company has determined that no renewal clauses are reasonably certain of being exercised and therefore has not included any renewal periods within the lease term for this lease.
As of
March 31, 2023, the Company had operating lease ROU assets of $3.6 million, current lease liabilities of $0.3 million, and non-current
lease liabilities of $4.6 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022 adoption date of the new leasing standard.
The weighted average remaining lease term
as of
March 31, 2023 was 9.9 years.
Components of Lease Cost
The Company’s total operating lease cost was comprised of the following:

	Three months ended March 31,
	2023	2022

	(in thousands)
Operating lease cost	121	121
Short-term lease cost	—	18
Variable lease cost	13	11

Total lease cost	134	150

Maturity of Lease Liabilities
As of March 31, 2023, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were
as follows (in thousands):

Remaining nine months of 2023	$409
2024	557
2025	571
2026	585
2027	600
Thereafter	3,346

Total Lease Payments	$6,068
Less: imputed interest	(1,165)

Present value of total lease liabilities	$4,903

Company as Lessor
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three months ended March 31, 2023, operating lease income from the Company’s sublet was less than $0.1 million. As of March 31, 2023, total remaining future minimum lease payments receivable on the Company’s operating lease were
$0.6 million.

Note 12 — Commitments and contingencies
Content commitments
As of March 31, 2023, the Company had $7.5 million of content obligations comprised of $1.6 million included in content liabilities in the accompanying unaudited consolidated balance sheet, and $5.9 million of obligations that are not reflected in the accompanying consolidated balance sheet
s
 as they did not yet meet the asset recognition criteria for content assets.
All content
obligations are expected to be paid
by
 December 31, 2023
.
As of December 31, 2022, the Company had $11.5 million of content obligations comprised of $2.9 million included in current content liabilities in the accompanying unaudited consolidated balance sheets and $8.6 million of obligations that are not reflected in the accompanying unaudited consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets.
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
Advertising commitments
The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $1.1 million as of March 31, 2023, of which $0.6 million and $0.5 million are expected to be paid during the nine months ending December 31, 2023, and year ending December 31, 2024, respectively.
Note 13 — Income taxes
The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2023 and 2022, respectively, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream Inc.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through five products and services: Direct Business, Bundled Distribution, Content Licensing, Enterprise and Other. The table below shows our revenue generated through each of the foregoing products and services for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022

	(in thousands)
Direct Business	$8,582	70%	$8,334	47%
Bundled Distribution	1,473	12%	3,767	21%
Content Licensing	2,018	16%	4,248	24%
Enterprise	40	0%	1,163	7%
Other	274	2%	114	1%

Total Revenues	$12,387		$17,627

CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street. Our extensive catalog of originally produced and owned content includes more than 9,500 short-, mid- and long-form video and audio titles, including One Day University and Learn 25 recorded lectures that are led by some of the most acclaimed college and university professors in the world. Our library also features a rotating catalog of more than 5,500 internationally licensed videos and audio programs. Every month, we launch dozens of new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library in ten different languages.

Our Direct Business revenue is derived from consumers subscribing through our O&O Service, App Services, and Partner Direct relationships. Our O&O Direct-to-Consumer service is available in more than 175 countries to any household with a broadband connection. Currently, most legacy subscribers pay $2.99 per month or $19.99 per year for our standard CuriosityStream service. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership includes everything in our standard service, plus subscriptions to third-party platforms Tastemade, Topic, SommTV, DaVinci Kids, our equity investee Nebula, and our One Day University stand-alone service.

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

In addition to our Direct Business described above, our Bundled Distribution business includes affiliate relationships with our Bundled MVPD Partners and vMVPDs, which are broadband and wireless companies in the U.S. and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber.

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

Our Enterprise business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” Revenues from our Enterprise business are included within Subscriptions – O&O Services in Note 5 to the accompanying unaudited consolidated financial statements.

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

Key Factors Affecting Results of Operations

Our future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including our ability to efficiently grow our subscriber base, increase our prices, and expand our service offerings to maximize subscriber lifetime value. In particular, we believe that the following factors significantly affected our results of operations over the last fiscal quarter and are expected to continue to have such significant effects:

Revenues

Currently, the main sources of our revenue are (i) subscriber and license fees earned from our Direct Business (“Direct Business”), (ii) bundled license fees from distribution affiliates (“Bundled Distribution”), (iii) license fees from content licensing arrangements (“Content Licensing”), (iv) subscriber fees from our Enterprise business (“Enterprise”), and (v) Other revenue, including advertising and sponsorships (“Other”).

Since the Company was founded in 2015, we have generated the majority of our revenues from consumers directly accessing our content in the form of monthly or annual subscription plans. Currently, most legacy subscribers pay $2.99 per month or $19.99 per year for our standard CuriosityStream service. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Currently, our Smart Bundle pricing and pricing for most legacy subscribers remain unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee, and host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

Operating Costs

Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. Producing and co-producing content and commissioned content is generally more costly than acquiring content through licenses.

The Company’s primary business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. For a discussion of the accounting policies for content impairment write-down and management estimates involved therein, see “— Critical Accounting Policies and Estimates” below.

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

Results of Operations

The Company operates as one reporting segment. The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for the three months ended March 31, 2023 and March 31, 2022 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated.

	Three months ended March 31,
	2023		2022		$ Change	% Change

	(unaudited)
	(in thousands)
Revenues
Subscriptions	$7,520	61%	$8,355	47%	$(835)	(10%)
License fees	4,593	37%	9,158	52%	(4,565)	(50%)
Other	274	2%	114	1%	160	140%

Total Revenues	$12,387	100%	$17,627	100%	$(5,240)	(30%)
Operating expenses
Cost of revenues	9,001	45%	11,850	32%	(2,849)	(24%)
Advertising and marketing	3,115	15%	14,768	40%	(11,653)	(79%)
General and administrative	8,059	40%	10,503	28%	(2,444)	(23%)

Total operating expenses	$20,175	100%	$37,121	100%	$(16,946)	(46%)

Operating loss	(7,788)		(19,494)		11,706	(60%)
Other income (expense)
Change in fair value of warrant liability	(74)		3,860		(3,934)	n/m
Interest and other income (expense)	388		(57)		445	n/m
Equity method investment loss	(219)		(156)		(63)	40%

Loss before income taxes	$(7,693)		$(15,847)		$8,154	(51%)

Provision for income taxes	58		45		13	29%

Net loss	$(7,751)		$(15,892)		$8,141	(51%)

n/m - percentage not meaningful

Revenue

Revenue for the three months ended March 31, 2023, and 2022 was $12.4 million and $17.6 million, respectively. The decrease of $5.2 million, or 30%, is primarily due to decreases of $4.6 million in License Fees revenue and $0.8 million in Subscriptions revenue.

The decrease in Subscriptions revenue resulted primarily from corporate subscriptions related to certain bulk agreements that ended in the third quarter of 2022.

The decrease in License Fees revenue of $4.5 million resulted primarily from a $2.2 million decrease in content licensing arrangements and a decrease of $2.3 million in bundled distribution agreements, compared to the three months ended March 31, 2022.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, and 2022 were $20.2 million and $37.1 million, respectively. The decrease of $17.0 million, or 46%, primarily resulted from the following:

Cost of Revenues: Cost of revenues for the three months ended March 31, 2023, decreased to $9.0 million from $11.8 million for the three months ended March 31, 2022. Cost of revenues primarily includes content amortization, hosting and streaming delivery costs, payment processing costs and distribution fees, commission costs and subtitling and broadcast costs. The decrease of $2.8 million, or 24%, is primarily due to the decrease in content amortization of $3.2 million, which is primarily driven by the decrease in accelerated amortization on certain content licensing arrangements, partially offset by an increase of $0.4 million in foreign language translation and broadcasting fees.

Advertising & Marketing: Advertising and marketing expenses for the three months ended March 31, 2023, decreased to $3.1 million from $14.8 million for the three months ended March 31, 2022. This decrease of $11.7 million, or 79%, is primarily due to reduced digital marketing spending of $4.2 million, radio advertising spending of $4.1 million and television and social media advertising spending of $3.1 million.

General and Administrative: General and administrative expenses for the three months ended March 31, 2023 decreased to $8.1 million from $10.5 million for the three months ended March 31, 2022. This decrease of $2.4 million, or 23%, is primarily attributable to a decrease of $1.1 million in salaries and benefits expense, a decrease of $0.5 million in stock based compensation, and a decrease of $0.8 million in various other categories.

Operating Loss

Operating loss for the three months ended March 31, 2023 and 2022 was $7.8 million and $19.5 million, respectively. The decrease in our operating loss of $11.7 million, or 60%, resulted from the decrease in operating expenses of $16.9 million, or 46%, partially offset by the decrease in revenue of $5.2 million, or 30%,in each case during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as described above.

Change in Fair Value of Warrant Liability

For the three months ended March 31, 2023, the Company recognized a $0.1 million loss related to the change in fair value of the warrant liability due to an increase in the fair value of the Private Placement Warrants, compared to a gain of $3.9 million recognized during the three months ended March 31, 2022 due to a decrease in the fair value of the Private Placement Warrants.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2023 was $0.4 million income compared to $0.1 million expense for the three months ended March 31, 2022. The increase is primarily related to an increase in interest income during the current period.

Equity Method Investment Loss

For the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million equity method investment loss related to its investments in Spiegel Venture and Nebula.

Provision for Income Taxes

We had a provision for income taxes of $0.1 million in each of the three months ended March 31, 2023 and 2022. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2023 and 2022 was $7.7 million and $15.9 million, respectively. The decrease in our net loss of $8.2 million, or 51%, is primarily due to the decrease in operating expenses of $16.9 million and an increase in interest and other income (expense) of $0.4 million, partially offset by a decrease in revenue of $5.2 million and change in the fair value of warrant liability of $3.9 million.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents, including restricted cash, of $49.2 million. For the three months ended March 31, 2023, we incurred a net loss of $7.7 million and used $6.3 million of net cash in operating activities, used $0.1 million of net cash in financing activities, while investing activities provided $15.0 million of net cash.

We believe that our current cash levels, including investments in money market funds that are readily convertible to cash, will be adequate to support our ongoing operations, content expenditures, working capital requirements and, if required, additional capital contributions to equity method investees, for at least the next twelve months. We believe that we have access to additional funds in the short-term and the long-term, if needed, through the capital markets to obtain further financing.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(6,308)	$(12,287)
Net cash provided by investing activities	14,995	19,773
Net cash used in financing activities	(26)	(137)

Net increase in cash, cash equivalents and restricted cash	$8,661	$7,349

Cash Flows from Operating Activities

Cash flows from operating activities primarily consists of net losses, changes to our content assets (including additions and amortization), and other working capital items.

During the three months ended March 31, 2023, and 2022, we recorded a net cash outflow from operating activities of $6.3 million and $12.3 million, respectively, or a decreased outflow of $6.0 million, or 49%.

The net cash outflow used by operating activities for the three months ended March 31, 2023, was primarily due to our $7.7 million net loss and $1.4 million of net cash used in changes in operating assets and liabilities, partially offset by $2.8 million addback of non-cash expenses net of content additions. The most significant components of non-cash expenses include amortization of content assets of $5.9 million and stock-based compensation expense of $1.3 million, substantially offset by additions to content assets of $3.7 million and the change in content liabilities of $1.2 million. The components of changes in operating assets and liabilities were primarily attributed to a decrease in accrued expenses and other liabilities of $4.5 million and in deferred revenue of $0.4 million, partially offset by an increase in accounts payable of $1.4 million, a decrease in accounts receivable of $1.1 million and a decrease in other assets of $0.9 million.

The net cash outflow used by operating activities for the three months ended March 31, 2022, was primarily due to our $15.9 million net loss, and $12.3 million of non-cash expenses net of content additions, partially offset by $15.9 million in cash provided by changes in operating assets and liabilities. The most significant components of non-cash expenses include content additions of $14.5 million, changes in content liabilities of $5.7 million and changes in the fair value of the warrant liability of $3.9 million, partially offset by amortization of content assets of $9.0 million and stock-based compensation expense of $1.8 million. The components of changes in operating assets and liabilities were primarily attributed to a decrease in accounts receivable of $10.1 million, a decrease in other assets of $2.2 million, an increase in accounts payable of $5.0 million and an increase in deferred revenue of $2.3 million, which were partially offset by a decrease in accrued expenses and other liabilities of $3.7 million.

Cash Flows from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

During the three months ended March 31, 2023, and 2022, we recorded a net cash inflow from investing activities of $15.0 million and $19.8 million, respectively, or a decrease of cash inflow of $4.8 million, or 24%.

The net cash inflow provided by investing activities for the three months ended March 31, 2023, was primarily due to maturities of investments in debt securities of $15.0 million.

The net cash inflow provided by investing activities for the three months ended March 31, 2022, was primarily due to the sale and maturities of investments in debt securities of $22.1 million, partially offset by purchases of investments in debt securities of $1.5 million and investments in Nebula of $0.8 million.

Cash Flows from Financing Activities

During the three months ended March 31, 2023 and 2022, we recorded net cash outflow from financing activities of $0.1 million, which is attributable to payments of withholding taxes during the respective periods.

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

Off Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Certain amounts included in or affecting the financial statements presented in this Quarterly Report on Form 10-Q and related disclosures must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

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

License Fees — Partner Direct and Bundled Distribution

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

Recently Adopted Financial Accounting Standards

The information set forth under Note 2 to the unaudited consolidated financial statements under the caption “Basis of presentation and summary of significant accounting policies” is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the specified time periods in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2023. Based on these evaluations, our CEO and the CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

CURIOSITYSTREAM INC.

Date: May 11, 2023	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)