Form 10-Q
period 2023-06-30
CuriosityStream Inc.
filed 2023-08-14
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
As of August 1
0
, 2023, there were
53,031,186
 shares of Common Stock of the registrant issued and outstanding.

CURIOSITYSTREAM INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

i

CuriosityStream Inc.
Consolidated Balance sheets
(in thousands, except par value)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$44,337	$40,007
Restricted cash	500	500
Short-term investments in debt securities	—	14,986
Accounts receivable	9,087	10,899
Other current assets	1,679	3,118

Total current assets	55,603	69,510

Investments in equity method investees	9,303	10,766
Property and equipment, net	911	1,094
Content assets, net	63,288	68,502
Operating lease right-of-use assets	3,564	3,702
Other assets	448	539

Total assets	$133,117	$154,113

Liabilities and stockholders’ equity (deficit)

Current liabilities
Content liabilities	$1,750	$2,862
Accounts payable	6,407	6,065
Accrued expenses and other liabilities	4,173	7,752
Deferred revenue	12,876	14,281

Total current liabilities	25,206	30,960

Warrant liability	147	257
Non-current operating lease liabilities	4,470	4,648
Other liabilities	668	622

Total liabilities	30,491	36,487

Stockholders’ equity (deficit)
Common stock, $0.0001 par value – 125,000 shares authorized as of June 30, 2023 and December 31, 2022; 53,026 shares issued and outstanding as of June 30, 2023; 52,853 issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	361,392	358,760
Accumulated other comprehensive loss	—	(40)
Accumulated deficit	(258,771)	(241,099)

Total stockholders’ equity (deficit)	102,626	117,626

Total liabilities and stockholders’ equity (deficit)	$133,117	$154,113

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$14,097	$22,348	$26,484	$39,975

Operating expenses
Cost of revenues	9,933	12,988	18,934	24,838
Advertising and marketing	4,203	11,208	7,318	25,976
General and administrative	7,980	10,603	16,039	21,106
Impairment of goodwill and intangible assets	—	3,603	—	3,603

	22,116	38,402	42,291	75,523

Operating loss	(8,019)	(16,054)	(15,807)	(35,548)

Change in fair value of warrant liability	184	478	110	4,338
Interest and other income (expense)	437	(29)	825	(86)
Equity method investment loss	(2,235)	(316)	(2,454)	(472)

Loss before income taxes	(9,633)	(15,921)	(17,326)	(31,768)
Provision for income taxes	288	56	346	101

Net loss	$(9,921)	$(15,977)	$(17,672)	$(31,869)

Net loss per share
Basic	$(0.19)	$(0.30)	$(0.33)	$(0.60)
Diluted	$(0.19)	$(0.30)	$(0.33)	$(0.60)
Weighted average number of common shares outstanding
Basic	53,006	52,775	52,978	52,762
Diluted	53,006	52,775	52,978	52,762
The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss	$(9,921)	$(15,977)	$(17,672)	$(31,869)
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	—	3	40	(230)

Total comprehensive loss	$(9,921)	$(15,974)	$(17,632)	$(32,099)

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	52,961	$5	—	$—	$360,002	$—	$(248,850)	$111,157
Net loss	—	—	—	—	—	—	(9,921)	(9,921)
Stock-based compensation, net	66	—	—	—	1,390	—	—	1,390

Balance at June 30, 2023	53,026	$5	—	$—	$361,392	$—	$(258,771)	$102,626

Balance at December 31, 2022	52,853	$5	—	$—	$358,760	$(40)	$(241,099)	$117,626
Net loss	—	—	—	—	—	—	(17,672)	(17,672)
Stock-based compensation, net	173	—	—	—	2,632	—	—	2,632
Other comprehensive income	—	—	—	—	—	40	—	40

Balance at June 30, 2023	53,026	$5	—	$—	$361,392	$—	$(258,771)	$102,626

Balance at March 31, 2022	52,767	$5	—	$—	$353,985	$(455)	$(206,074)	$147,461
Net loss	—	—	—	—	—	—	(15,977)	(15,977)
Stock-based compensation, net	19	—	—	—	1,570	—	—	1,570
Other comprehensive income	—	—	—	—	—	3	—	3

Balance at June 30, 2022	52,786	$5	—	$—	$355,555	$(452)	$(222,051)	$133,057

Balance at December 31, 2021	52,677	$5	—	$—	$352,334	$(222)	$(190,182)	$161,935
Net loss	—	—	—	—	—	—	(31,869)	(31,869)
Stock-based compensation, net	109	—	—	—	3,221	—	—	3,221
Other comprehensive loss	—	—	—	—	—	(230)	—	(230)

Balance at June 30, 2022	52,786	$5	—	$—	$355,555	$(452)	$(222,051)	$133,057

The accompanying notes are an integral part of these consolidated financial statements.

CuriosityStream Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(17,672)	$(31,869)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(110)	(4,338)
Additions to content assets	(7,103)	(25,303)
Change in content liabilities	(1,112)	(3,708)
Amortization of content assets	12,317	19,130
Depreciation and amortization expenses	249	441
Impairment of goodwill and intangible assets	—	3,603
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	26	758
Stock-based compensation	2,689	3,382
Equity method investment loss	2,454	472
Other non-cash items	243	211
Changes in operating assets and liabilities
Accounts receivable	1,812	11,893
Other assets	1,464	4,040
Accounts payable	(645)	6,146
Accrued expenses and other liabilities	(3,862)	(2,850)
Deferred revenue	(1,358)	(157)

Net cash used in operating activities	(10,608)	(18,149)

Cash flows from investing activities
Purchases of property and equipment	(5)	(120)
Investment in equity method investees	—	(1,625)
Sales of investments in debt securities	—	2,893
Maturities of investments in debt securities	15,000	24,373
Purchases of investments in debt securities	—	(1,497)

Net cash provided by investing activities	14,995	24,024

Cash flows from financing activities
Payments related to tax withholding	(57)	(161)

Net cash used in financing activities	(57)	(161)

Net increase in cash, cash equivalents and restricted cash	4,330	5,714
Cash, cash equivalents and restricted cash, beginning of period	40,507	17,547

Cash, cash equivalents and restricted cash, end of period	$44,837	$23,261

Supplemental disclosure:
Cash paid for taxes	$25	$398
Cash paid for operating leases	$269	$219
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,965
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
(SVOD) platform accessible by internet connected devices, or indirectly via distribution partners that deliver CuriosityStream content via the distributor’s platform or system. The online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The library is composed of thousands of accessible on-demand and ad-free productions and includes shows and series from leading nonfiction producers.
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
for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
There have been no material changes in the Company’s significant accounting policies compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2022.
The Company periodically reviews and evaluates the recoverability of its long-lived assets. Where applicable, estimates of net future cash flows, on an undiscounted basis, are calculated based on future revenue and operating performance estimates. If appropriate and where deemed necessary, a reduction in the carrying value is recorded based on the difference between the carrying value and the fair value based on discounted cash flows.
During the three months ended June 30, 2023, the Company identified certain indicators of impairment with respect to its long-lived asset group, including the decline in the Company’s stock price. Based on the resulting impairment analysis, the Company determined that the undiscounted cash flows of the long-lived asset group, which for the purposes of this analysis excluded the Company’s Investments in equity method investees, exceeded the carrying value as of June 30. 2023. As such, no impairment charges with respect to the long-lived asset group were required to be recorded by the Company during the three months ended June 30, 2023.
During the three months ended June 30, 2023, the Company also performed a separate analysis of its Investments in equity method investees to determine if an “other-than-temporary” impairment exists. Refer to Note 3 for further discussion on the results of this analysis.
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
The Company’s liabilities measured at fair value on a recurring basis include its private placement warrants issued to Software Acquisition Holdings LLC, the Company’s former Sponsor, in a private placement offering (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 6 for significant assumptions which the Company used in the fair value model for the Private Placement
Warrants.
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances, e.g., when there is evidence of impairment indicators. During the three-months ended June 30, 2023, the Company performed an analysis of its Investments in equity method investees to determine if an “other-than-temporary” impairment exists. The resulting fair value measurements of the equity-method investments are considered to be Level 3 measurements. Refer to Note 3 for further discussion of the results of this analysis.
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
“Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”).”
The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under prior U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company determines its allowance for doubtful accounts based on historical loss experience, customer financial condition, and current economic conditions. The Company adopted the new standard effective January 1, 2023, which has not had a material impact on its consolidated financial statements.
Note 3 — Equity Investments
Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”)
In July 2021, the Company acquired
 a
32%
ownership in the Spiegel Venture for an initial investment of
$3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service, which provide factual content to pay television audiences in Germany. The Company has not received any dividends from the Spiegel Venture as of June 30, 2023.
Per the Share Purchase Agreement, which was amended during the six months ended June 30, 2023 (as amended, the “SPA”), in the event Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company is required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined Spiegel Venture had achieved such financial targets, resulting in the Company recording a Holdback Payment liability of $0.9 million, which is included in Accounts Payable on its consolidated balance sheet, related to the Holdback Payment. This amount was paid during July 2023.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell their ownership interests in Spiegel Venture (“Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the SPA, is initially exercisable only during the period that is the later of (i) the
30-day
period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026 and March 30, 2026.
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
Watch Nebula LLC (“Nebula”)
On August 23, 2021, the Company purchased a 12% ownership interest in Nebula for $6.0 million. Nebula is an SVOD technology platform built for and by a group of content creators. Should Nebula meet certain quarterly targets through the third quarter of 2023, the Company is obligated to purchase additional ownership interests, each for a payment of $0.8 million. After each payment the Company will obtain an additional 1.625% of equity ownership interests. The Company did not make further investments in Nebula during the three and six months ended June 30, 2023. The Company’s total ownership interest in Nebula as of June 30, 2023 was 16.875%.
Upon its initial investment, the Company obtained 25% representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest.
The Company has not received dividends from Nebula as of June 30,
2023.
Impairment Assessment
The Company regularly reviews its Investments in equity method investees for impairment, including when the carrying value of an investment exceeds its related market or fair value. If it has been determined that an investment has sustained an
“other-than-temporary”
decline in value, the investment is written-down to its fair value. The factors the Company considers in determining an “other-than-temporary” decline has occurred includes, but is not limited to, (i) the determined market value of the investee in relation to its cost basis, (ii) the financial condition and operating performance of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. As a result of the Company’s impairment analysis, it determined the fair value of its investment in Nebula exceeded the carrying value as of June 30, 2023, and as such no “other-than-temporary” impairment charge is required. The impairment analysis determined the carrying value of the Company’s investment in the Spiegel Venture exceeded the determined fair value as of June 30, 2023, and as such the Company recorded a

$
2.0
million impairment, which is included in Equity method investment loss, during the three months ended June 30, 2023.

The Company’s carrying values for its equity method investments as of June 30, 2023 and December 31, 2022 are as follows:

	Spiegel Venture	Nebula	Total

	(in thousands)
Balance at December 31, 2022	$2,899	$7,867	$10,766
Investments in equity method investees	992	—	992
Equity method investment loss	(1,939)	(516)	(2,455)

Balance at June 30, 2023	$1,952	$7,351	$9,303

Note 4 — Balance sheet components
Cash, cash equivalents and restricted cash
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
Cash and cash equivalents	$44,337	$40,007
Restricted cash	500	500

Cash and cash equivalents and restricted cash	$44,837	$40,507

As of June 30, 2023 and December 31, 2022
, restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements.
Investments in debt securities
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of June 30, 2023			As of December 31, 2022
	Cash and cash equivalents	Short-term investments	Total	Cash and cash equivalents	Short-term investments	Total

	(in thousands)			(in thousands)
Level 1 Securities
Money market funds	$43,333	$—	$43,333	$17,724	$—	$17,724

Total Level 1 Securities	$43,333	—	$43,333	$17,724	—	$17,724

Level 2 Securities
Corporate debt securities	—	—	—	—	$14,986	$14,986

Total Level 2 Securities	—	—	—	—	$14,986	$14,986

Total	$43,333	—	$43,333	$17,724	$14,986	$32,710

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

Debt Securities:
Corporate	$15,026	—	$(40)	$14,986

Total	$15,026	—	$(40)	$14,986

There were no material realized gains or losses recorded during the three and six months ended June 30, 2023 or 2022.
Content assets
Content assets consisted of the following:

	As of
	June 30, 2023	December 31, 2022

	(in thousands)
Licensed content, net
Released, less amortization	$11,056	$11,154
Prepaid and unreleased	3,746	4,014

	14,802	15,168
Produced content, net
Released, less amortization	36,213	33,094
In production	12,273	20,240

	48,486	53,334

Total	$63,288	$68,502

As of June 30, 2023,
$5.2 million, $2.9 million and $1.6 million of the $11.1
million unamortized cost of the licensed content that has been released is expected to be amortized in each of the next three years. As of June 30, 2023,
$10.4 million, $9.5 million, and $8.3 million of the $36.2
million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

In accordance with its accounting policy for content assets, the Company amortized licensed content costs and produced content costs, which is included in cost of revenues on the Company’s unaudited consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Licensed content	$1804	$1,798	$3,749	$4,797
Produced content	4,662	8,293	8,569	14,333
Total	$6,466	$10,091	$12,318	$19,130
Warrant liability
As described in Note 6, the Private Placement Warrants are classified as a non-current
liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants was as follows:

	As of June 30, 2023	As of December 31, 2022

	(in thousands)
Level 3
Private Placement Warrants	$147	$257

Total Level 3	$147	$257

Note 5 — Revenue
The following table sets forth the Company’s revenues disaggregated by type for the three and six months ended June 2023 and 2022, as well as the relative percentage of each revenue type to total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

	(in thousands)				(in thousands)
Subscriptions — O&O Service	$6,421	45%	$7,912	35%	$13,064	49%	$15,218	38%
Subscriptions — App Services	849	6%	1,010	5%	1,726	7%	2,058	5%

Subscriptions — Total	7,270	52%	8,922	40%	14,790	56%	17,276	43%
License Fees — Partner Direct Business	1,081	8%	1,191	5%	2,184	8%	2,334	6%
License Fees — Bundled Distribution	1,509	11%	3,888	17%	2,983	12%	7,655	19%
License Fees — Content Licensing	3,615	26%	6,655	30%	5,633	21%	10,904	27%

License Fees — Total	6,205	44%	11,734	52%	10,800	41%	20,893	52%
Other — Total (1)	622	4%	1,692	8%	894	3%	1,806	5%

Total Revenues	$14,097		$22,348		$26,484		$39,975

(1)	Other revenue primarily relates to other marketing services.
Revenues expected to be recognized in the future related to performance obligations that were unsatisfied as of June 30, 2023 are as follows:

	Remainder of year ending December 31, 2023	For the years ending December 31,
		2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Remaining Performance Obligations	$3,591	$4,132	$2,121	$292	$32	$208	$10,376
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $13.6 million and $14.9 million at June 30, 2023 and December 31, 2022, respectively. Revenues of $10.6 million were recognized during the
s
ix
 months ended
J
une
 3
0
, 2023 related to the balance of deferred revenue at December 31, 2022, primarily related to the recognition from annual plan amounts.
Note 6 — Stockholders’ equity
Common Stock
As of June 30, 2023 and December 31, 2022, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
Warrants
As of
June
3
0
, 2023, the Company had 3,054,203 publicly traded warrants that were sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019 and that were issued to the PIPE Investors in connection with the business combination that closed on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by Software Acquisition Holdings LLC or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.
There were no exercises of warrants during the three and six months ended June 30, 2023.

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

	As of June 30, 2023	As of December 31, 2022

Exercise price	$11.50	$11.50
Stock price (CURI)	$0.93	$1.14
Expected volatility	84.00%	77.00%
Expected warrant term (years)	2.3	2.8
Risk-free interest rate	4.68%	4.22%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.04	$0.07
The change in fair value of the private placement warrant liability for the three and six months ended June 30, 2023 resulted in a gain of $0.2 million and $0.1 million, respectively, and for the three and six months ended June 30, 2022 resulted in a gain of $0.5 million and $4.3 million, respectively.
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
anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Numerator — Basic and Diluted EPS:
Net loss	$(9,921)	$(15,977)	$(17,672)	$(31,869)
Denominator — Basic and Diluted EPS:
Weighted–average shares	53,006	52,775	52,978	52,762

Net loss per share — Basic and Diluted	$(0.19)	$(0.30)	$(0.33)	$(0.60)

For the three and six months ended June 30, 2023 and 2022, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would be anti-dilutive. Common shares issuable for warrants, options, and restricted stock units (RSUs) represent the total amount of outstanding warrants, stock options, and restricted stock units at June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Antidilutive shares excluded:
Options	4,630	5,244	4,630	5,244
Restricted stock units	932	1,114	932	1,114
Warrants	6,730	6,730	6,730	6,730

	12,292	13,088	12,292	13,088

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
The following table summarizes stock option and restricted stock unit (“RSU”) activity, prices, and values for the six months ended June 30, 2023:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)

Balance at December 31, 2022	1,815	4,632	$7.13	759	$7.14
Granted	(342)	—	—	342	1.41
Options exercised and RSUs vested	52	—	—	(144)	9.23
Forfeited or expired	27	(2)	5.88	(25)	10.94

Balance at June 30, 2023	1,552	4,630	$7.13	932	$4.86

There were no options exercised during the three and six months ended June 30 2023 and 2022.
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
Pursuant to shareholder approval, in July 2023, the Company exchanged certain employees’ stock options into RSUs as part of its equity compensation plan. This initiative was taken to further align employee incentives with long-term shareholder value. Refer to Note 14.

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
Assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Dividend yield	N/A	0%	N/A	0%
Expected volatility	N/A	65% - 70%	N/A	60% - 70%
Expected term (years)	N/A	6.25	N/A	6.00 - 6.50
Risk-free interest rate	N/A	2.81% - 2.95%	N/A	1.40% - 2.95%
Weighted average grant date fair value	N/A	1.12	N/A	$1.91
	(in thousands)		(in thousands)
Stock-based compensation — Options	$771	$946	$1,548	$1,914
Stock-based compensation — RSUs	$651	$648	$1,141	$1,468
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
All long-lived tangible assets are located in the United States. Revenue by geographic location, based on the location of customers is as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
United States	$7,936	56%	$14,704	66%	$14,622	55%	$26,503	66%
International:
United Kingdom	1,800	13%	2,533	11%	2,362	9%	4,434	11%
Other	4,361	31%	5,111	23%	9,500	36%	9,038	23%

Total International	6,161	44%	7,644	34%	11,862	45%	13,472	34%

	$14,097	100%	$22,348	100%	$26,484	100%	$39,975	100%

Only one foreign country, the United Kingdom, individually comprises greater than 10% of total revenue.
Note 10 — Related party transactions
Equity investments
The Company recognized
$0.4
million and
$1.1
million of revenue related to license fees from the Spiegel Venture during the three and six months ended June 30, 2023, respectively. The Company also incurred
$1.2
million

and $2.4
million in Cost of revenues during the three and six months ended June 30, 2023, respectively, from its revenue share to
Nebula from subscription sales to certain bundled subscription packages. This revenue share is recorded in Cost of revenues on the consolidated statements of operations.
A summary of the impact of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets and statement of operations is as follows:

	June 30, 2023	December 31, 2022

	(in thousands)

Balance Sheet:
Accounts receivable	$2,679	$3,358
Accounts payable	$386	$404

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Statement of Operations:
Revenues	$371	$2,111	$1,084	$2,041
Cost of revenues	$1,164	$1,050	$2,366	$2,040
Operating lease
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC (“HIH”), which is considered a related party as it is managed by various members of the Company’s Board of Directors. The Company accounts for the arrangement as an operating lease. Refer to Note 11 for further information.

Note 11 — Leases
Company as a Lessee
The Company is a party to a
non-cancellable
operating lease agreement for office space, which expires in 2033. The Company’s operating lease for this office space includes fixed rent payments and variable lease payments, which are primarily related to common area maintenance and utility charges. The Company elected not to separate lease and non-lease
components, and as such, all amounts paid under the lease are classified as either fixed or variable lease payments. Fixed lease payments were included in the calculation of right of use (“ROU”) asset and leases liabilities with variable lease payments being recognized as lease expense as incurred. The Company has determined that no renewal clauses are reasonably certain of being exercised and therefore has not included any renewal periods within the lease term for this lease.
As of June 30, 2023, the Company had operating lease ROU assets of $3.6 million, current lease liabilities of $0.4 million, and non-current
lease liabilities of $4.5 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022 adoption date of the new leasing standard. The weighted average remaining lease term as of June 30, 2023 was 9.67 years.
Components of Lease Cost
The Company’s total operating lease cost for the three and six months ended June 30, 2023 was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$121	$121	$242	$242
Short-term lease cost (1)	(16)	18	(16)	36
Variable lease cost	12	13	25	24

Total lease cost	$117	$152	$251	$302

(1)	Short term lease cost includes a refund received by the Company during the three months ended June 30, 2023 for office space it previously occupied.
Maturity of Lease Liabilities
As of June 30, 2023, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Remaining six months of 2023	$274
202 4	557
202 5	571
202 6	585
202 7	600
Thereafter	3,346

Total lease payments	$5,933
Less: imputed interest	(1,112)

Present value of total lease liabilities	$4,821

Company as Lessor
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2023, operating lease income from the Company’s sublet was less than
 $0.1
million. As of June 30, 2023, total remaining future minimum lease payments receivable on the Company’s operating lease were
$0.6 million.

Note 12 — Commitments and contingencies
Content commitments
As of June 30, 2023, the Company had
$5.8 million of content obligations comprised of $1.8 million included in content liabilities in the accompanying unaudited consolidated balance sheet, and $4.0 million of obligations that are not reflected in the accompanying consolidated balance sheets as they did not yet meet the asset recognition criteria for content assets. All content obligations are expected to be paid by December 31, 2023.
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
Advertising commitments
The Company has certain commitments with regards to future advertising and marketing expenses as stated in the various licensee agreements. Certain of the agreements do not specify the amount of advertising and marketing commitment; however, the total commitments for agreements which do specify the amount are $2.1 million as of June 30, 2023, of which
$1.4
 million and
 $0.7
million are expected to be paid during the six months ending December 31, 2023, and year ending December 31, 2024, respectively.
Note 13 — Income taxes
The Company recorded a provision for income taxes of
 $0.3
million for the three and six months ended June 30, 2023, and a provision of $0.1 million for the three and six months ended June 30, 2022, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
Note 14 — Subsequent events
On April 28, 2023, the Company’s Board of Directors authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange“) that permitted certain current employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the current market price of the Company’s common stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. As a result of the Exchange, 4.6 million of outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.

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

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, and any other subsequent periodic reports and future periodic reports. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

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

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through five products and services: Direct Business, Bundled Distribution, Content Licensing, Enterprise and Other. The table below shows our revenue generated through each of the foregoing products and services for the three and six months ended June 30, 2023 and 2022:

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands)				(in thousands)
Direct Business	$8,310	59%	$8,554	38%	$16,894	64%	$16,888	42%
Bundled Distribution	1,509	11%	3,888	17%	2,983	12%	7,655	19%
Content Licensing	3,615	26%	6,655	30%	5,633	21%	10,904	27%
Enterprise	41	0%	1,559	7%	80	0%	2,722	7%
Other	622	4%	1,692	8%	894	3%	1,806	5%

Revenues	$14,097		$22,348		$26,484		$39,975

CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street. Our extensive catalog of originally produced and owned content includes more than 10,000 short-, mid- and long-form video and audio titles, including One Day University and Learn 25 recorded lectures that are led by some of the most acclaimed college and university professors in the world. Our library also features a rotating catalog of more than 5,500 internationally licensed videos and audio programs. Every month, we launch dozens of new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library from English to ten different languages.

Our Direct Business revenue is derived from consumers subscribing directly through our owned and operated website (“O&O Service”), App Services, and Partner Direct relationships. Our O&O Direct-to-Consumer service is available in more than 175 countries to any household with a broadband connection. Currently, most legacy subscribers pay $2.99 per month or $19.99 per year for our standard CuriosityStream service. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership includes everything in our standard service, plus subscriptions to third-party platforms Tastemade, Topic, SommTV, DaVinci Kids, our equity investee Watch Nebula, LLC (“Nebula”), and our One Day University stand-alone service.

Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles. The multichannel video programming distributors (“MVPDs”), virtual MVPDs (“vMVPDs”) and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms. We have affiliate agreement relationships with, and our service is available directly from, major MVPDs that include Comcast, Cox, Dish and vMVPDs and digital distributors that include Amazon Prime Video Channels, Apple Channel, Roku Channel, Sling TV and YouTube TV.

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

Our Enterprise business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” Revenues from our Enterprise business are included within Subscriptions — O&O Services in Note 5 to the accompanying unaudited consolidated financial statements.

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

Results of Operations

The Company operates as one reporting segment. The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for the three months ended June 30, 2023 and June 30, 2022 and shows our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated.

Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,
	2023		2022		$ Change	% Change

	(unaudited) (in thousands)
Revenues
Subscriptions	$7,270	52%	$8,922	40%	$(1,652)	(19%)
License fee	6,205	44%	11,734	52%	(5,529)	(47%)
Other	622	4%	1,692	8%	(1,070)	(63%)

Total Revenues	$14,097	100%	$22,348	100%	$(8,251)	(37%)
Operating expenses
Cost of revenues	9,933	45%	12,988	34%	(3,055)	(24%)
Advertising and marketing	4,203	19%	11,208	29%	(7,005)	(63%)
General and administrative	7,980	36%	10,603	28%	(2,623)	(25%)
Impairment of goodwill and intangible assets	—	—	3,603	9%	(3,603)	(100%)

Total operating expenses	$22,116	100%	$38,402	100%	$(16,286)	(42%)

Operating loss	(8,019)		(16,054)		8,035	(50%)
Other income (expense)
Change in fair value of warrant liability	184		478		(294)	n/m
Interest and other income (expense)	437		(29)		466	n/m
Equity method investment loss	(2,235)		(316)		(1,919)	607%

Loss before income taxes	$(9,633)		$(15,921)		$6,288	(39%)

Provision for income taxes	288		56		232	n/m

Net loss	$(9,921)		$(15,977)		$6,056	(38%)

n/m - percentage not meaningful

Revenue

Revenue for the three months ended June 30, 2023 and 2022 was $14.1 million and $22.3 million, respectively. This decrease of $8.2 million, or 37%, is primarily attributable to reductions in both License fees revenue and Subscriptions revenue.

The decrease in License fees revenue of $5.5 million was primarily driven by the non-renewal of certain content licensing arrangements of $5.6 million, partially offset by an increase of $2.6 million from new content licensing arrangements, and a decrease from the non-renewal of certain bundled distribution agreements of $2.9 million, partially offset by an increase of $0.5 million from new bundled distribution agreements. The decrease in Subscriptions revenue of $1.7 million was primarily due to the termination of certain corporate subscriptions related to bulk agreements, which occurred in the third quarter of 2022.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $22.1 million, compared to $38.4 million for the same period in 2022, marking a reduction of $16.3 million, or 42%.

Cost of Revenues: Cost of revenues for the three months ended June 30, 2023 decreased to $9.9 million from $13.0 million in the same period of 2022. Cost of revenues encompasses content amortization, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. This reduction of $3.1 million, or 24%, primarily resulted from the decrease in content amortization and a decrease in revenue share expense related to bundled and premier tier arrangements with other streaming services.

Advertising and Marketing: Advertising and marketing expenses for the three months ended June 30, 2023 decreased to $4.2 million from $11.2 million for the three months ended June 30, 2022. This decrease of $7.0 million, or 63%, was primarily due to strategic changes in our marketing approach and cost-saving measures implemented in our advertising campaigns.

General and Administrative: General and administrative expenses for the three months ended June 30, 2023 decreased by $2.6 million, or 25%, from $10.6 million for the same period in 2022 to $8.0 million. The decrease was primarily due to cost controls and efficiency measures implemented across our administrative functions.

Impairment of Goodwill and Intangible Assets: We incurred no impairment charges for goodwill and intangible assets for the three months ended June 30, 2023, in contrast to the $3.6 million expense incurred in the corresponding period of 2022.

Operating Loss

The Company experienced an operating loss of $8.0 million for the three months ended June 30, 2023, which is a decrease of $8.0 million, or 50%, compared to the operating loss of $16.1 million for the three months ended June 30, 2022. The decrease in our operating loss is primarily driven by the reduction in our operating expenses of $16.3 million, or 42%, partially offset by the reduction in revenue of $8.3 million, or 37%.

Change in Fair Value of Warrant Liability

For the three months ended June 30, 2023, the change in the fair value of warrant liability (related to Private Placement Warrants) resulted in income of $0.2 million, a decrease of $0.3 million from the income of $0.5 million in the same period in 2022. The change primarily stemmed from fluctuations in the market price of our common stock and the corresponding changes to the underlying assumptions used in the valuation model used for our Private Placement Warrants during the three months ended June 30, 2022.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended June 30, 2023 was $0.4 million income compared to $0.1 million expense for the three months ended June 30, 2022. The increase is primarily related to an increase in interest income during the current period.

Equity Method Investment Loss

For the three months ended June 30, 2023, the Company recorded a loss of $2.2 million compared to a loss of $0.3 million for the three months ended June 30, 2022, related to its investments in Spiegel Venture and Nebula. The increase is primarily due to the $2.0 million impairment charge recorded by the Company to its investment in Spiegel Venture.

Provision for Income Taxes

We had a provision for income taxes of $0.3 million for the three months ended June 30, 2023 compared to $0.1 million for the three months ended June 30, 2022. The Company’s provision for income taxes is primarily related to foreign withholding income taxes and differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

The net loss for the three months ended June 30, 2023, was $9.9 million, compared to $16.0 million for the same period in 2022. The decrease in our net loss of $6.1 million, or 38%, primarily resulted from the decrease in operating expenses of $16.3 million, or 42%, partially offset by the reduction in revenue of $8.3 million or 37%, and an impairment charge to one of our equity method investments of $2.0 million.

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,
	2023		2022		$ Change	% Change

	(unaudited)
	(in thousands)
Revenues
Subscriptions	$14,790	56%	$17,276	43%	$(2,486)	(14%)
License fee	10,800	41%	20,893	52%	(10,094)	(48%)
Other	894	3%	1,806	5%	(911)	(50%)

Total Revenues	$26,484	100%	$39,975	100%	$(13,491)	(34%)
Operating expenses
Cost of revenues	18,934	45%	24,838	33%	(5,904)	(24%)
Advertising and marketing	7,318	17%	25,976	34%	(18,658)	(72%)
General and administrative	16,039	38%	21,106	28%	(5,067)	(24%)
Impairment of goodwill and intangible assets	—	—	3,603	5%	(3,603)	(100%)

Total operating expenses	$42,291	100%	$75,523	100%	$(33,232)	(44%)

Operating loss	(15,807)		(35,548)		19,741	(56%)
Other income (expense)
Change in fair value of warrant liability	110		4,338		(4,228)	(97%)
Interest and other income (expense)	825		(86)		911	n/m
Equity method investment loss	(2,454)		(472)		(1,982)	(420%)

Loss before income taxes	$(17,326)		$(31,768)		$14,442	(45%)

Provision for income taxes	346		101		245	n/m

Net loss	$(17,672)		$(31,869)		$14,197	(45%)

Revenue

Revenue for the six months ended June 30, 2023, and 2022 was $26.5 million and $40.0 million, respectively. This decrease of $13.5 million, or 34%, is primarily attributable to reductions in both License fees revenue and Subscriptions revenue.

The decrease in License fees revenue of $10.1 million was primarily driven by the non-renewal of certain content licensing arrangements of $8.4 million, partially offset by an increase of $2.6 million from new content licensing arrangements, and a decrease from the non-renewal of certain bundled distribution agreements of $5.8 million, partially offset by an increase of $1.1 million from new bundled distribution agreements. The decrease in Subscriptions revenue of $2.5 million was primarily due to the termination of certain corporate subscriptions related to bulk agreements, which occurred in the third quarter of 2022.

Operating Expenses

Operating expenses for the six months ended June 30, 2023, were $42.3 million, compared to $75.5 million for the same period in 2022, marking a reduction of $33.2 million or 44%.

Cost of Revenues: Cost of revenues for the six months ended June 30, 2023 decreased to $18.9 million from $24.8 million in the same period of 2022. Cost of revenues encompasses content amortization, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. This reduction of $5.9 million, or 24%, primarily resulted from the decrease in content amortization and a decrease in revenue share expense related to bundled and premier tier arrangements with other streaming services.

Advertising and Marketing: Advertising and marketing expenses for the six months ended June 30, 2023, decreased to $7.3 million from $26.0 million for the six months ended June 30, 2022. This decrease of $18.7 million, or 72%, was primarily due to strategic changes in our marketing approach and cost-saving measures implemented in our advertising campaigns.

General and Administrative: General and administrative expenses for the six months ended June 30, 2023, decreased to $16.0 million, from $21.1 million for six months ended June 30, 2022. The decrease of $5.1 million, or 24%, was primarily due to cost controls and efficiency measures implemented across our administrative functions.

Impairment of Goodwill and Intangible Assets: We incurred no impairment charges for goodwill and intangible assets for the six months ended June 30, 2023, in contrast to the $3.6 million expense incurred in the corresponding period of 2022.

Operating Loss

The Company experienced an operating loss of $15.8 million for the six months ended June 30, 2023, which is a decrease of $19.7 million, or 56%, compared to the operating loss of $35.5 million for the six months ended June 30, 2022. The decrease in our operating loss is primarily driven by the reduction in our operating expenses of $33.2 million, or 44%, partially offset by the reduction in revenue of $13.5 million, or 34%.

Change in Fair Value of Warrant Liability

For the six months ended June 30, 2023, the Company recognized a gain of $0.1 million, compared to a gain of $4.3 million for the six months ended June 30, 2022. This reduction in gain of $4.2 million, or 97%, primarily stemmed from fluctuations in the market price of our common stock and the corresponding changes to the underlying assumptions used in the valuation model used for our Private Placement Warrants during the six months ended June 30, 2022.

Interest and Other Income (Expense)

For the six months ended June 30, 2023, Interest and other income (expense) amounted to $0.8 million, an increase of $0.9 million compared to an expense of $0.1 million for the six months ended June 30, 2022. The change was primarily due to increased interest income.

Equity Method Investment Loss

For the six months ended June 30, 2023, the Company recorded a loss of $2.5 million compared to a loss of $0.5 million for the six months ended June 30, 2022, related to its investments in Spiegel Venture and Nebula. The increase is primarily due to the $2.0 million impairment charge recorded by the Company to its investment in Spiegel Venture during the six months ended June 30, 2023.

Provision for Income Taxes

We had a provision for income taxes of $0.3 and $0.1 million in the six months ended June 30, 2023 and 2022, respectively. The Company’s provision for income taxes is primarily related to foreign withholding income taxes and differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2023 was $17.7 million, compared to a net loss of $31.9 million for the same period in 2022. The decrease in our net loss of $14.2 million, or 45%, is primarily due to a decrease in operating expenses and an increase in interest and other income, partially offset by a decrease in revenue, a reduction in gain from the change in the fair value of warrant liability and an impairment charge to one of our equity method investments.

Liquidity and Capital Resources

As of June 30, 2023, the Company’s cash and cash equivalents, including restricted cash, totaled $44.8 million. For the six months ended June 30, 2023, the Company incurred a net loss of $15.7 million and used $10.6 million of net cash in operating activities and $0.1 million of net cash in financing activities, while investing activities provided $15.0 million of net cash.

We believe that our current cash levels, including investments in money market funds that are readily convertible to cash, will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months. We believe that we have access to additional funds in the short term and the long term, if needed, through the capital markets to obtain further financing.

Our principal uses of cash are to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.

Cash Flows

The following table presents our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(10,608)	$(18,149)
Net cash provided by investing activities	14,995	24,024
Net cash used in financing activities	(57)	(161)

Net increase in cash, cash equivalents and restricted cash	$4,330	$5,714

Cash Flows from Operating Activities

Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

During the six months ended June 30, 2023, and 2022, we recorded a net cash outflow from operating activities of $10.6 million and $18.1 million, respectively, or a decreased outflow of $7.5 million, or 41%.

The net cash outflow used in operating activities for the six months ended June 30, 2023, was primarily due to our $17.7 million net loss, $2.6 million of net cash used in changes in operating assets and liabilities, and an impairment charge to one of our equity method investments of $2.0 million. The outflow was partially offset by $7.7 million addback of non-cash expenses net of content additions. The most significant components of non-cash expenses include amortization of content assets of $12.3 million and stock-based compensation expense of $2.7 million, substantially offset by additions to content assets of $7.1 million and the change in content liabilities of $1.1 million. The components of changes in operating assets and liabilities were primarily attributed to a decrease in accrued expenses and other liabilities of $3.9 million and in deferred revenue of $1.4 million, partially offset by an increase in accounts payable of $0.6 million, a decrease in accounts receivable of $1.8 million, and a decrease in other assets of $1.5 million.

The net cash outflow used in operating activities for the six months ended June 30, 2022, was primarily due to our $31.9 million net loss, and $5.4 million of non-cash expenses net of content additions, partially offset by $19.1 million in cash provided by changes in operating assets and liabilities. The most significant components of non-cash expenses include content additions of $25.3 million, changes in content liabilities of $3.7 million and changes in the fair value of the warrant liability of $4.3 million, partially offset by amortization of content assets of $19.1 million and stock-based compensation expense of $3.4 million. The components of changes in operating assets and liabilities were primarily attributed to a decrease in accounts receivable of $11.9 million, a decrease in other assets of $4.0 million, an increase in accounts payable of $6.1 million, which were partially offset by a decrease in accrued expenses and other liabilities of $2.9 million.

Cash Flows from Investing Activities

Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

During the six months ended June 30, 2023, and 2022, we recorded a net cash inflow from investing activities of $15.0 million and $24.0 million, respectively, or a decrease of cash inflow of $9.0 million, or 37.5%.

The net cash inflow provided by investing activities for the six months ended June 30, 2023, was primarily due to maturities of investments in debt securities of $15.0 million.

The net cash inflow provided by investing activities for the six months ended June 30, 2022, was primarily due to the sale and maturities of investments in debt securities of $27.3 million, partially offset by purchases of investments in debt securities of $1.6 million and investments in Nebula of $1.6 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2023 and 2022, we recorded net cash outflow from financing activities of $0.1 and $0.2 million, respectively, which is attributable to payments of withholding taxes during the respective periods.

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

Off Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS**	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

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

PART III — SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: August 14, 2023	By:	/s/ Clint Stinchcomb
	Name: Title:	Clint Stinchcomb President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Peter Westley
	Name: Title:	Peter Westley Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)