Form 10-Q
period 2023-09-30
CuriosityStream Inc.
filed 2023-11-13
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-39139
_____________________
CURIOSITYSTREAM INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________

Delaware	84-1797523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8484 Georgia Ave., Suite 700
Silver Spring, Maryland 20910
(Address of principal executive offices)
(301) 755-2050
(Issuer’s telephone number)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	CURI	NASDAQ
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	CURIW	NASDAQ
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, 53,075,952 shares of Common Stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2023	December 31, 2022
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$40,304	$40,007
Restricted cash	500	500
Short-term investments in debt securities	—	14,986
Accounts receivable	6,877	10,899
Other current assets	1,410	3,118
Total current assets	49,091	69,510
Investments in equity method investees	6,666	10,766
Property and equipment, net	822	1,094
Content assets, net	45,900	68,502
Operating lease right-of-use assets	3,418	3,702
Other assets	411	539
Total assets	$106,308	$154,113

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$128	$2,862
Accounts payable	6,963	6,065
Accrued expenses and other liabilities	4,154	7,752
Deferred revenue	12,997	14,281
Total current liabilities	24,242	30,960
Warrant liability	74	257
Non-current operating lease liabilities	4,378	4,648
Other liabilities	675	622
Total liabilities	29,369	36,487
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of September 30, 2023, and December 31, 2022; 53,071 shares issued and outstanding as of September 30, 2023; 52,853 issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	362,270	358,760
Accumulated other comprehensive loss	—	(40)
Accumulated deficit	(285,336)	(241,099)
Total stockholders’ equity	76,939	117,626
Total liabilities and stockholders’ equity	$106,308	$154,113
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and in thousands except per share amounts)	2023	2022	2023	2022

Revenues	$15,630	$23,569	$42,114	$63,544
Operating expenses
Cost of revenues	8,494	13,566	27,428	38,404
Advertising and marketing	5,106	5,626	12,424	31,602
General and administrative	6,959	8,757	22,998	29,863
Impairment of content assets	18,970	—	18,970	—
Impairment of goodwill and intangible assets	—	—	—	3,603
	39,529	27,949	81,820	103,472
Operating loss	(23,899)	(4,380)	(39,706)	(39,928)
Change in fair value of warrant liability	74	514	184	4,852
Interest and other income (expense)	31	(478)	856	(564)
Equity method investment loss	(2,638)	(94)	(5,092)	(566)
Loss before income taxes	(26,432)	(4,438)	(43,758)	(36,206)
Provision for income taxes	133	64	479	165
Net loss	$(26,565)	$(4,502)	$(44,237)	$(36,371)
Net loss per share
Basic	$(0.50)	$(0.09)	$(0.83)	$(0.69)
Diluted	$(0.50)	$(0.09)	$(0.83)	$(0.69)
Weighted average number of common shares outstanding
Basic	53,040	52,793	52,999	52,773
Diluted	53,040	52,793	52,999	52,773
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited and in thousands)	2023	2022	2023	2022

Net loss	$(26,565)	$(4,502)	$(44,237)	$(36,371)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	270	40	40
Total comprehensive loss	$(26,565)	$(4,232)	$(44,197)	$(36,331)
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at June 30, 2023	53,026	$5	$361,392	$—	$(258,771)	$102,626
Net loss	—	—	—	—	(26,565)	(26,565)
Stock-based compensation, net	45	—	878	—	—	878
Balance at September 30, 2023	53,071	$5	$362,270	$—	$(285,336)	$76,939

Balance at December 31, 2022	52,853	$5	$358,760	$(40)	$(241,099)	$117,626
Net loss	—	—	—	—	(44,237)	(44,237)
Stock-based compensation, net	218	—	3,510	—	—	3,510
Other comprehensive income	—	—	—	40	—	40
Balance at September 30, 2023	53,071	$5	$362,270	$—	$(285,336)	$76,939

Balance at June 30, 2022	52,786	$5	$355,555	$(452)	$(222,051)	$133,057
Net loss	—	—	—	—	(4,502)	(4,502)
Stock-based compensation, net	16	—	1,656	—	—	1,656
Other comprehensive income	—	—	—	270	—	270
Balance at September 30, 2022	52,802	$5	$357,211	$(182)	$(226,553)	$130,481

Balance at December 31, 2021	52,677	$5	$352,334	$(222)	$(190,182)	$161,935
Net loss	—	—	—	—	(36,371)	(36,371)
Stock-based compensation, net	125	—	4,877	—	—	4,877
Other comprehensive loss	—	—	—	40	—	40
Balance at September 30, 2022	52,802	$5	$357,211	$(182)	$(226,553)	$130,481
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited and in thousands)	2023	2022

Cash flows from operating activities
Net loss	$(44,237)	$(36,371)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(183)	(4,852)
Additions to content assets	(14,074)	(31,729)
Change in content liabilities	(2,734)	(4,706)
Amortization of content assets	17,706	29,510
Depreciation and amortization expenses	370	573
Impairment of content assets	18,970	—
Impairment of goodwill and intangible assets	—	3,603
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	26	1,087
Stock-based compensation	3,586	5,055
Equity method investment loss	5,092	566
Other non-cash items	363	288
Changes in operating assets and liabilities
Accounts receivable	4,022	6,342
Other assets	1,737	4,994
Accounts payable	903	4,188
Accrued expenses and other liabilities	(3,947)	(4,792)
Deferred revenue	(1,230)	(4,500)
Net cash used in operating activities	(13,630)	(30,744)

Cash flows from investing activities
Purchases of property and equipment	(5)	(130)
Investment in equity method investees	(992)	(2,438)
Sales of investments in debt securities	—	22,893
Maturities of investments in debt securities	15,000	41,873
Purchases of investments in debt securities	—	(1,497)
Net cash provided by investing activities	14,003	60,701

Cash flows from financing activities
Payments related to tax withholding	(76)	(178)
Net cash used in financing activities	(76)	(178)

Net increase in cash, cash equivalents and restricted cash	297	29,779
Cash, cash equivalents and restricted cash, beginning of period	40,507	17,547
Cash, cash equivalents and restricted cash, end of period	$40,804	$47,326

Supplemental disclosure:
Cash paid for taxes	$144	$571
Cash paid for operating leases	$360	$352
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,965
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
UNAUDITED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND BUSINESS
The principal business of CuriosityStream Inc. (the “Company” or “CuriosityStream”) is providing customers with access to high quality factual content via a direct subscription video on-demand (SVOD) platform accessible by internet connected devices, or indirectly via distribution partners that deliver CuriosityStream content via the distributor’s platform or system. The Company’s online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The library is composed of thousands of accessible on-demand and ad-free productions and includes shows and series from leading nonfiction producers.
The Company’s content assets are available for consuming directly through its owned and operated website (“O&O Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the content included (e.g., Direct Service or Smart Bundle service) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as content licensing deals. The Company also sells selected rights to content it creates before production begins.
NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended December 31, 2022.
In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition, and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

In the second quarter of 2023, the Company began entering into trade and barter transactions primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Refer to Note 5 - Revenue for discussion of our accounting policy related to these transactions. Outside of these transactions, there have been no material changes in the Company’s significant accounting policies compared to the significant accounting policies described in the Company’s consolidated financial statements as of and for the year ended December 31, 2022.
Impairment
During the three months ended September 30, 2023, the Company identified certain indicators of impairment related to its content assets and performed an analysis of these assets to assess if fair value was less than unamortized costs. Refer to Note 4 - Balance Sheet Components for further discussion. In addition, during the three months ended September 30, 2023, the Company separately performed an analysis of its Investments in equity method investees to determine if an “other-than-temporary” impairment existed. Refer to Note 3 - Equity Investments, for further discussion on the results of this analysis.

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
During the three months ended September 30, 2023, the Company identified certain indicators of impairment with respect to its long-lived asset group, including the continual decline in the Company’s stock price. Based on the resulting impairment analysis, the Company determined that the undiscounted cash flows of the long-lived asset group, exceeded the carrying value as of September 30, 2023, subsequent to the impairment of content assets discussed above. As such, no impairment charges with respect to the long-lived asset group were required to be recorded by the Company during the three months ended September 30, 2023.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include amortization and fair value of content assets, the assessment of the recoverability of equity method investments, and the determination of fair value estimates related to non-monetary transactions, share-based awards, and liability classified warrants.
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
Fair Value Measurement of Financial Instruments
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The applicable accounting guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification at each reporting period. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds and corporate debt securities (at December 31, 2022). Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds and U.S. government debt securities. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
The Company’s liabilities measured at fair value on a recurring basis include its private placement warrants issued to Software Acquisition Holdings LLC, the Company’s former Sponsor, in a private placement offering (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 6 - Stockholders’ Equity for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances, e.g., when there is evidence of impairment indicators. During the three-months ended September 30, 2023, the Company performed an analysis of its investments in equity method investees to determine if an “other-than-temporary” impairment exists. In addition, the Company assessed the fair value of its content as a result of identifying indicators of impairment related to those assets. The resulting fair value measurements of the equity-method investments and content assets are considered to be Level 3 measurements. Refer to Note 3 - Equity Investments and Note 4 - Balance Sheet Components for further discussion of the results of these analyses.
The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities are carried at cost, which approximates fair value because of the short-term maturity of these instruments.
RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS
The Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company, as an emerging growth company (“EGC”), to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.
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
NOTE 3 - EQUITY INVESTMENTS
The Company’s carrying values for its equity method investments as of September 30, 2023, and December 31, 2022, were as follows:

(In thousands)	Spiegel Venture	Nebula	Total

Balance at December 31, 2022	$2,899	$7,867	$10,766
Investments in equity method investees	992	—	992
Equity method investment loss	(2,025)	(3,067)	(5,092)
Balance at September 30, 2023	$1,866	$4,800	$6,666

SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a FAST channel, which provide factual content to pay television audiences in Germany and certain German-speaking countries. The Company has not received any dividends from the Spiegel Venture as of September 30, 2023.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company is required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined Spiegel Venture had achieved such financial targets, resulting in the Company paying a Holdback Payment in the amount of $0.9 million to Spiegel Venture during July 2023.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell their ownership interests in Spiegel Venture (“Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the SPA, is initially exercisable only during the period that is the later of (i) the 30-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026, and March 30, 2026.
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
NEBULA
Watch Nebula LLC (“Nebula”) is an SVOD technology platform built for and by a group of independent content creators. On August 23, 2021, the Company purchased a 12% ownership interest in Nebula for $6.0 million. Upon its initial investment, the Company obtained 25% representation on Nebula’s Board of Directors, providing the Company with significant influence, but not a controlling interest.
Since the time of its original investment, the Company has been obligated to purchase additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula meets certain quarterly targets. The Company has made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of September 30, 2023. The Company did not make further investments in Nebula during the three and nine months ended September 30, 2023, and the obligation to make additional purchases ended as of September 30, 2023. The Company has not received dividends from Nebula as of September 30, 2023.
Since August 2021, the Company has included access to Nebula’s SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of the Company’s Smart Bundle subscription package. As part of this arrangement, the Company has shared revenue with Nebula, based on certain metrics, and paid monthly. On September 26, 2023, Nebula provided the Company with a notice of non-renewal (the “Nebula Non-Renewal”), which will result in the expiration of the revenue share at the end of 2023. Nebula is still required to make its service available to subscribers to either of these offerings through the end of the term of any such subscription that exists as of December 31, 2023.

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
As a result of the Company’s impairment analysis, it determined the fair value of its investment in the Spiegel Venture exceeded the carrying value as of September 30, 2023, and as such no “other-than-temporary” impairment charge was required.
As a result of the Company’s impairment analysis related to Nebula, it determined that the carrying value of this investment exceeded the fair value as of September 30, 2023. As such, the Company recorded a $2.3 million impairment, which is included in equity method investment loss, for the three months ended September 30, 2023. The primary factor impacting the decrease in fair value of this investment is the expected decrease in Nebula’s revenue share as a result of the Nebula Non-Renewal, as discussed above.
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is:

(In thousands)	September 30, 2023	December 31, 2022

Cash and cash equivalents	$40,304	$40,007
Restricted cash	500	500
Cash and cash equivalents and restricted cash	$40,804	$40,507
As of September 30, 2023, and December 31, 2022, restricted cash includes cash deposits required by a bank as collateral related to corporate credit card agreements.
To determine the fair value of its investments in money market funds and corporate debt securities, the Company uses unadjusted quoted market prices (Level 1 inputs), and quoted prices for comparable assets (Level 2 inputs), respectively. As of September 30, 2023, and December 31, 2022, the fair values of the Company’s securities investments was as follows:

	September 30, 2023			December 31, 2022
(In thousands)	Cash and cash equivalents	Short-term investments	Total	Cash and cash equivalents	Short-term investments	Total

Level 1 securities:
Money market funds	$38,375	$—	$38,375	$17,724	$—	$17,724
Total Level 1 securities	$38,375	—	$38,375	$17,724	—	$17,724
Level 2 securities:
Corporate debt securities	—	—	—	—	$14,986	$14,986
Total Level 2 securities	—	—	—	—	$14,986	$14,986
Total	$38,375	—	$38,375	$17,724	$14,986	$32,710

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Corporate	$15,026	—	$(40)	$14,986
Total	$15,026	—	$(40)	$14,986
The Company recorded no material realized gains or losses during the three and nine months ended September 30, 2023, and 2022.
CONTENT ASSETS
Content assets consisted of the following as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022

Licensed content, net:
Released, less amortization and impairment[1]	$6,308	$11,154
Prepaid and unreleased	7,997	4,014
Total Licensed content, net	14,305	15,168

Produced content, net:
Released, less amortization and impairment[2]	20,792	33,094
In production	10,803	20,240
Total produced content, net	31,595	53,334
Total content assets	$45,900	$68,502

[1] The September 30, 2023, amount reflects a $4.4 million impairment charge recorded for the three months ended September 30, 2023. See Impairment Assessment below.
[2] The September 30, 2023, amount reflects a $14.6 million impairment charge recorded for the three months ended September 30, 2023. See Impairment Assessment below.
Of the $6.3 million unamortized cost of licensed content that had been released as of September 30, 2023, the Company expects that $3.1 million, $1.6 million and $0.9 million will be amortized in each of the next three years. Of the $20.8 million unamortized cost of produced content that had been released as of September 30, 2023, the Company expects that $6.4 million, $5.9 million and $4.9 million will be amortized in each of the next three years.
Impairment Assessment
The Company’s business model is generally subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been or are expected to be abandoned.
During the three months ended September 30, 2023, due to the continued adverse macro and microeconomic conditions, including the competitive environment and its impact on the Company’s subscriber growth, the Company revised its forecasted subscriber growth and forecasted cash flow assumptions. Additionally, companies in the streaming industry have experienced a decline in market valuations, and reflecting this market trend and the factors above, the market price of the Company’s common shares had declined significantly through September 30, 2023.

Given these factors, as well as the Company’s declining market capitalization and operating losses during the quarter, the Company identified an indicator of impairment related to its content asset group and performed an analysis of content assets to assess if the fair value was less than unamortized cost. To determine if an impairment existed, the Company utilized a traditional discounted cash flow approach based on expectations for the monetization of its content assets in the aggregate, including estimates for future cash inflows and outflows. As a result of this impairment analysis of content assets, the Company determined that the unamortized cost exceeded the fair value, and as such, the Company recorded a $19.0 million impairment for the three months ended September 30, 2023.
The discounted cash flow analysis includes cash flow estimates of revenue and costs, as well as a discount rate (a Level 3 fair value measurement). Estimates of future revenue and costs involve measurement uncertainty, and it is therefore possible that further reductions in the carrying value of content assets may be required as a consequence of changes in management’s future revenue estimates. The discount rate utilized in the discount cash flow analysis was based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with the Company’s content assets. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the debt and equity markets.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three and nine months ended September 30, 2023, and 2022, content amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Licensed content	$1,728	$1,793	$5,478	$6,590
Produced content	3,661	8,588	12,229	22,920
Total	$5,389	$10,381	$17,707	$29,510
WARRANT LIABILITY
As described in Note 6 - Stockholders’ Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of September 30, 2023, and December 31, 2022, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	September 30, 2023	December 31, 2022

Private Placement Warrants	$74	$257

NOTE 5 - REVENUE
The following table sets forth the Company’s revenues disaggregated by type for the three and nine months ended September 30, 2023, and 2022, as well as the relative percentage of each revenue type to total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023		2022		2023		2022

Subscriptions:
O&O Service	$6,601	42%	$7,890	33%	$19,664	47%	$23,110	36%
App Services	830	5%	960	4%	2,556	6%	3,018	5%
Subscriptions total	7,431	47%	8,850	38%	22,220	53%	26,128	41%
License fees:
Partner Direct Business	1,177	8%	1,157	5%	3,361	8%	3,491	5%
Bundled Distribution	1,504	10%	2,595	11%	4,487	11%	10,250	16%
Content Licensing	5,082	32%	10,790	46%	10,715	25%	21,692	34%
License fees total	7,763	50%	14,542	62%	18,563	44%	35,433	56%
Other*	436	3%	177	1%	1,331	3%	1,983	3%
Total revenues	$15,630		$23,569		$42,114		$63,544

* Other revenue primarily relates to other marketing services
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2023, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of year ending December 31, 2023	December 31,
(in thousands)		2024	2025	2026	2027	Thereafter	Total

Remaining performance obligations	$1,671	$4,972	$2,179	$417	$34	$219	$9,492
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUES
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $13.7 million and $14.9 million as of September 30, 2023, and December 31, 2022, respectively. For the nine months ended September 30, 2023, the Company recognized revenues of $12.9 million related to amounts deferred as December 31, 2022, primarily resulting from recognition of annual subscription plan balances.
TRADE AND BARTER TRANSACTIONS
In the second quarter of 2023, the Company began entering into trade and barter transactions primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Certain transactions may also include the exchange of advertising, whereby the Company and its counterparty exchange media campaigns or other promotional services.

For content acquired through trade and barter transactions, the Company records the acquired assets in the consolidated balance sheet and amortizes those assets over the term of the content license, in accordance with the Company’s content and amortization policies. For other products and services received through trade and barter transactions, the Company records operating expenses upon receipt of such products and services, as applicable.
The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable; in which case, the consideration is measured based on the standalone selling price of the services provided. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred. For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty.
For the three and nine months ended September 30, 2023, and 2022, trade and barter revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Trade and barter license fees: Content Licensing	$4,949	$—	$7,416	$—
Other trade and barter revenue*	250	—	774	—
Total trade and barter revenues	$5,199	$—	$8,190	$—

* Other revenue primarily relates to other marketing services
For the three and nine months ended September 30, 2023, and 2022, trade and barter advertising and marketing expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Trade and barter advertising and marketing	$648	$—	$1,172	$—
For the nine months ended September 30, 2023, and 2022, additions to content assets resulting from trade and barter transactions were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022

Trade and barter additions to content assets	$7,124	$—
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of September 30, 2023, and December 31, 2022, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
WARRANTS
As of September 30, 2023, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the business combination that closed on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”) and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.

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
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by Software Acquisition Holdings LLC or its permitted transferees: (a) they will not be redeemable by the Company; (b) they may be exercised by the holders on a cashless basis; and (c) they are subject to registration rights.
There were no exercises of warrants during the three and nine months ended September 30, 2023.
The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying unaudited consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022

Exercise price	$11.50	$11.50
Stock price (CURI)	$0.71	$1.14
Expected volatility	92.00%	77.00%
Expected warrant term (years)	2.0	2.8
Risk-free interest rate	5.03%	4.22%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.02	$0.07
The change in fair value of the private placement warrant liability for the three and nine months ended September 30, 2023, resulted in a gain of $0.1 million and $0.2 million, respectively, and for the three and nine months ended September 30, 2022, resulted in a gain of $0.5 million and $4.9 million, respectively.
NOTE 7 - EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the respective periods. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and other potentially dilutive securities. In computing diluted earnings (loss) per share, the average fair value of the Company’s common stock for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2023, and 2022, the components of basic and diluted net loss per share were as follows:

(In thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator — Basic and Diluted EPS:
Net loss	$(26,565)	$(4,502)	$(44,237)	$(36,371)
Denominator — Basic and Diluted EPS:
Weighted–average shares	53,040	52,793	52,999	52,773
Net loss per share — Basic and Diluted	$(0.50)	$(0.09)	$(0.83)	$(0.69)
Common shares issuable for warrants, options, and restricted stock units (RSU) represent the total amount of outstanding warrants, stock options, and restricted stock units at September 30, 2023, and 2022. For the three and nine months ended September 30, 2023, and 2022, the following share equivalents were excluded from the computation of diluted net loss per share as the inclusion of such shares would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

	(in thousands)		(in thousands)
Options	33	5,190	33	5,190
Restricted stock units	2,430	1,047	2,430	1,047
Warrants	6,730	6,730	6,730	6,730
Total	9,193	12,967	9,193	12,967
NOTE 8 - STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.
In October 2020, the Company’s Board of Directors adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units and restricted stock.
The following table summarizes stock option and RSU activity, prices, and values for the nine months ended September 30, 2023:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(In thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2022	1,815	4,632	$7.13	759	$7.14
Granted	(1,923)	—	—	1,923	1.06
Options exercised and RSUs vested	71	—	—	(209)	8.75
Forfeited or expired	4,642	(4,599)	7.17	(43)	11.91
Balance at September 30, 2023	4,605	33	$5.30	2,430	$2.46
There were no options exercised during the three and nine months ended September 30 2023, and 2022.

Stock options and RSU awards generally vest on a monthly, quarterly or annual basis over a period of four years from the grant date. When options are exercised, the Company issues previously unissued shares of Common Stock to satisfy share option exercises. Upon vesting and distribution of RSUs, the Company issues previously unissued shares of Common Stock to satisfy restricted stock units vested, net of shares withheld for taxes if elected by the RSU holder.
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
On April 28, 2023, the Company’s Board of Directors authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange“) that permitted certain current employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the current market price of the Company’s common stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. For options that had already vested at the time of the Exchange, the resulting RSUs will vest in July 2024. Otherwise, the vesting schedules for unvested options at the time of the Exchange will remain the same for the resulting RSUs. As a result of the Exchange, 4.6 million of outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.
The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate to the expected term of the option. The Company does not currently anticipate declaring any dividends.
For the three and nine months ended September 30, 2023, and 2022, the assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense were as follows:

(Stock-based compensation data in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Dividend yield	N/A	N/A	N/A	0%
Expected volatility	N/A	65% - 70%	N/A	60% - 70%
Expected term (years)	N/A	N/A	N/A	6.00 - 6.50
Risk-free interest rate	N/A	2.81% - 2.95%	N/A	1.40% - 2.95%
Weighted average grant date fair value	N/A	N/A	N/A	$1.91

Stock-based compensation — Options	$5	$999	$1,553	$2,913
Stock-based compensation — RSUs	$892	$674	$2,033	$2,142
Total stock-based compensation	$897	$1,673	$3,586	$5,055
Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one reporting segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.
All long-lived tangible assets are located in the United States. For the three and nine months ended September 30, 2023, and 2022, revenue by geographic location based on customer location was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

United States	$8,973	57%	$13,845	59%	$23,595	56%	$40,348	63%
International:
Canada	1,674	11%	412	2%	2,566	6%	1,215	2%
Germany	149	1%	3,287	14%	1,797	4%	4,704	7%
Netherlands	1,566	10%	516	2%	3,216	8%	1,068	2%
Other	3,268	21%	5,509	23%	10,940	26%	16,209	26%
Total International	6,657	43%	9,724	41%	18,519	44%	23,196	37%
Total revenue	$15,630	100%	$23,569	100%	$42,114	100%	$63,544	100%
Revenue from three foreign countries, Canada, Germany and Netherlands, each comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the three months ended September 30, 2023, the Company recognized no revenue related to license fees from the Spiegel Venture. For the nine months ended September 30, 2023, the Company recognized $1.1 million of revenue related to license fees from the Spiegel Venture. The Company also incurred $1.1 million and $3.4 million in cost of revenues during the three and nine months ended September 30, 2023, respectively, from its revenue share to Nebula from subscription sales to certain bundled subscription packages. This revenue share is recorded in Cost of revenues on the consolidated statements of operations.
As of September 30, 2023, and December 31, 2022, the impacts of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

(In thousands)	September 30, 2023	December 31, 2022

Accounts receivable	$1,045	$3,358
Accounts payable	$376	$404
For the three and nine months ended September 30, 2023, and 2022, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Revenues	$—	$2,192	$1,084	$4,233
Cost of revenues	$1,142	$1,096	$3,508	$3,135
OPERATING LEASE
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC, which is considered a related party as it is managed by various members of the Company’s Board of Directors. The Company accounts for the arrangement as an operating lease. Refer to Note 11 - Leases for additional information.

NOTE 11 - LEASES
COMPANY AS LESSEE
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
As of September 30, 2023, the Company had operating lease ROU assets of $3.4 million, current lease liabilities of $0.3 million, and non-current lease liabilities of $4.4 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022, adoption date of the new lease accounting standard. The weighted average remaining lease term as of September 30, 2023, was 9.42 years.
Components of Lease Cost
For the three and nine months ended September 30, 2023, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Operating lease cost	$120	$121	$362	$363
Short-term lease cost*	—	6	(16)	42
Variable lease cost	13	12	38	36
Total lease cost	$133	$139	$384	$441

* Short term lease cost includes a refund received by the Company during the nine months ended September 30, 2023, for office space it previously occupied.
Maturity of Lease Liabilities
As of September 30, 2023, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Three remaining months of 2023	$106
2024	557
2025	571
2026	585
2027	600
Thereafter	3,346
Total lease payments	$5,765
Less: imputed interest	(1,061)
Present value of total lease liabilities	$4,704

COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2023, operating lease income from the Company’s sublet was less than $0.1 million. As of September 30, 2023, total remaining future minimum lease payments receivable on the Company’s operating lease were $0.3 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of September 30, 2023, the Company’s content obligations amounted to $1.6 million, including $0.1 million recorded within in content liabilities in the accompanying unaudited consolidated balance sheets, and $1.5 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. Of the content obligations amount, $0.8 million and $0.6 million are expected to be paid by December 31, 2023, and December 31, 2024, respectively.
As of December 31, 2022, the Company’s content obligations amounted to $11.5 million, including $2.9 million recorded within current content liabilities in the accompanying unaudited consolidated balance sheets and $8.6 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of September 30, 2023, the Company’s future advertising commitments totaled $1.3 million, of which the Company expects to pay $0.5 million and $0.8 million during the three months ending December 31, 2023, and year ending December 31, 2024, respectively.
NOTE 14 - INCOME TAXES
The Company recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2023 and 2022, and $0.5 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to foreign withholding income taxes. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

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
We seek to meet demand for high-quality factual entertainment via subscription video on-demand (“SVOD”) platforms, as well as via bundled content licenses for SVOD and linear offerings, content licensing, brand sponsorship and advertising, talks and courses and partner bulk sales.
The main sources of our revenue are (a) subscriber and license fees earned from our Direct Business (“Direct Business”), (b) license fees from content licensing arrangements (“Content Licensing”), (c) bundled license fees from distribution affiliates (“Bundled Distribution”), (d) subscriber fees from our Enterprise business (“Enterprise”), and (e) Other revenue, including advertising and sponsorships (“Other”).
We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships. We generate our revenue through five products and services: Direct Business, Bundled Distribution, Content Licensing, Enterprise and Other.

The following table is a summary of our revenues for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023		2022		2023		2022

Direct Business	$8,574	55%	$8,589	36%	$25,466	60%	$25,476	40%
Content Licensing	5,082	33%	10,790	46%	10,715	25%	21,692	34%
Bundled Distribution	1,504	10%	2,595	11%	4,487	12%	10,250	16%
Enterprise	34	0%	1,418	6%	115	0%	4,143	7%
Other	436	3%	177	1%	1,331	3%	1,983	3%
Revenues	$15,630		$23,569		$42,114		$63,544
CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street. Our extensive catalog of originally produced and owned content includes approximately 10,000 short-, mid- and long-form video and audio titles, including One Day University and Learn 25 recorded lectures that are led by some of the most acclaimed college and university professors in the world. Our library also features a rotating catalog of more than 5,000 internationally licensed videos and audio programs. Every month, we launch dozens of new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library from English to ten different languages.
Our Direct Business revenue is derived from consumers subscribing directly through our owned and operated website (“O&O Service”), App Services, and Partner Direct relationships. Our O&O Direct-to-Consumer service is available in more than 175 countries to any household with a broadband connection. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We are currently in the process of raising the prices for our legacy subscribers, who had previously paid $2.99 per month or $19.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership includes everything in our standard service, plus subscriptions to third-party platforms Tastemade, Topic, SommTV, DaVinci Kids, our equity investee Watch Nebula, LLC (“Nebula”), and our One Day University stand-alone service.
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
With our Content Licensing business, we license to certain media companies a collection of our existing titles in a traditional content licensing deal. We also sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.
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
Our Enterprise business is comprised primarily of providing subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.” Revenues from our Enterprise business are included within Subscriptions: O&O Services in Note 5 - Revenue in the Notes to Unaudited Consolidated Financial Statements.

Other revenue is primarily comprised of advertising and sponsorship revenue. We offer companies the opportunity to be associated with CuriosityStream content in a variety of forms, including short- and long-form program integration, branded social media promotional videos, advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall, and digital display ads.
Companies in the media industry commonly utilize trade and barter agreements in the normal course of business to reduce cash outlays for new content assets or other expenditures by exchanging existing content assets, advertising and other services. In the second quarter of 2023, we began entering into trade and barter transactions primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Certain transactions may also include the exchange of advertising, whereby we exchange media campaigns or other promotional services.
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
Revenues
Since the Company was founded in 2015, we have generated the majority of our revenues from consumers directly accessing our content in the form of monthly or annual subscription plans. We are currently in the process of raising the prices for our legacy subscribers, who had previously paid $2.99 per month or $19.99 per year. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Currently, our Smart Bundle pricing and pricing for most legacy subscribers remain unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business.
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
Operating Costs
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees. Producing and co-producing content and commissioned content is generally more costly than acquiring content through licenses. Cost of revenues encompasses content amortization, distribution fees, revenue sharing arrangements, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs.
The Company’s primary business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. For a discussion of the accounting policies for content impairment write-down and management estimates involved therein, see Critical Accounting Policies and Estimates below.

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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2023
The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for three months ended September 30, 2023, and 2022, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated.

	Three Months Ended September 30,				$ Change	% Change*
(Unaudited and in thousands)	2023		2022

Revenues
Subscriptions	$7,431	47%	$8,850	38%	$(1,419)	(16%)
License fee	7,763	50%	14,542	61%	(6,779)	(47%)
Other	436	3%	177	1%	259	146%
Total revenue	$15,630	100%	$23,569	100%	$(7,939)	(34%)
Operating expenses
Cost of revenues	8,494	21%	13,566	49%	(5,072)	(37%)
Advertising and marketing	5,106	13%	5,626	20%	(520)	(9%)
General and administrative	6,959	18%	8,757	31%	(1,798)	(21%)
Impairment of content assets	18,970	48%	—	—%	18,970	100%
Total operating expenses	$39,529	100%	$27,949	100%	$11,580	41%
Operating loss	(23,899)		(4,380)		(19,519)	446%
Other income (expense)
Change in fair value of warrant liability	74		514		(440)	n/m
Interest and other income (expense)	31		(478)		509	n/m
Equity method investment loss	(2,638)		(94)		(2,544)	2706%
Loss before income taxes	$(26,432)		$(4,438)		$(21,994)	496%
Provision for income taxes	133		64		69	n/m
Net loss	$(26,565)		$(4,502)		$(22,063)	490%

* n/m = percentage not meaningful
Revenue
For the three months ended September 30, 2023, and 2022, total revenue was $15.6 million and $23.6 million, respectively. This decrease of $7.9 million, or 34%, was primarily attributable to reductions in both License fees and Subscriptions.
The decrease in License fees of $6.8 million was primarily driven by the non-renewal of certain content presale licensing arrangements and Bundled Distribution agreements, partially offset by an increase of from new trade and barter license agreements. The decrease in Subscriptions of $1.4 million was primarily due to the termination of certain corporate subscriptions related to bulk agreements, which termination occurred in the third quarter of 2022.

Operating Expenses
For the three months ended September 30, 2023, operating expenses were $39.5 million compared to $27.9 million for the same period in 2022, an increase of $11.6 million, or 41%.
Cost of Revenues. For the three months ended September 30, 2023, cost of revenues decreased to $8.5 million from $13.6 million in the same period of 2022. This reduction of $5.1 million, or 37%, primarily resulted from the decrease in content amortization and a decrease in revenue share expense related to bundled and premier tier arrangements with other streaming services.
Advertising and Marketing. For the three months ended September 30, 2023, advertising and marketing expenses decreased to $5.1 million from $5.6 million for the same period in 2022. This decrease of $0.5 million, or 9%, was primarily due to strategic changes in our marketing approach and cost-saving measures implemented in our advertising campaigns.
General and Administrative. For the three months ended September 30, 2023, general and administrative expenses decreased by $1.8 million, or 21%, from $8.8 million for the same period in 2022 to $7.0 million. The decrease was primarily due to cost controls and efficiency measures implemented across our administrative functions.
Impairment of Content Assets. For the three months ended September 30, 2023, we incurred an impairment charge of $19.0 million related to our content assets. In comparison, no such impairments were incurred for the same period in 2022. For a more detailed discussion of the impairment charge and the underlying factors contributing to the impairment, refer to Note 4 - Content Assets in the Notes to Unaudited Consolidated Financial Statements.
Operating Loss
For the three months ended September 30, 2023, operating loss was $23.9 million, an increase in loss of $19.5 million compared to the operating loss of $4.4 million for the same period in 2022.This increase was almost entirely attributable to the $19.0 million content assets impairment.
Other Income (Expense)
Change in Fair Value of Warrant Liability. For the three months ended September 30, 2023, the change in the fair value of warrant liability related to Private Placement Warrants resulted in income of $0.1 million, a decrease of $0.4 million from the income of $0.5 million in the same period in 2022. The change primarily stemmed from fluctuations in the market price of our common stock and the corresponding changes to the underlying assumptions used in the valuation model used for our Private Placement Warrants during the same period in 2022.
Interest and Other Income (Expense). Interest and other income (expense) for the three months ended September 30, 2023, was $0.1 million income compared to $0.5 million expense for the same period in 2022. The decrease was primarily related to a decrease in interest income during the current year period.
Equity Method Investment Loss. For the three months ended September 30, 2023, the Company recorded a loss of $2.6 million compared to a loss of $0.1 million for the same period in 2022, related to its investments in Spiegel Venture and Nebula. The increase was primarily due to the $2.3 million impairment charge recorded by the Company to its investment in Nebula during the third quarter of 2023.
Income Taxes
Our provision for income taxes was $0.1 million for the three months ended September 30, 2023, compared to $0.1 million for the same period in 2022. The Company’s provision for income taxes is primarily related to foreign withholding income taxes and differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Net Loss
The net loss for the three months ended September 30, 2023, was $26.6 million, compared to $4.5 million for the same period in 2022. The increase in our net loss of $22.1 million primarily resulted from an impairment charge of $19.0 million, the reduction in revenue of $7.9 million, or 34%, and an impairment charge to one of our equity method investments of $2.3 million, partially offset by decreases in cost of revenues of $5.1 million and general and administrative expense of $1.8 million.
Nine Months Ended September 30, 2023
The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for nine months ended September 30, 2023, and 2022, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated.

	Nine Months Ended September 30, 2023				$ Change	% Change*
(Unaudited and in thousands)	2023		2022

Revenues
Subscriptions	$22,220	53%	$26,128	41%	$(3,908)	(15%)
License fee	18,563	44%	35,433	56%	(10,094)	(28%)
Other	1,331	3%	1,983	3%	(911)	(46%)
Total revenue	$42,114	100%	$63,544	100%	$(21,430)	(34%)
Operating expenses
Cost of revenues	27,428	34%	38,404	37%	(10,976)	(29%)
Advertising and marketing	12,424	15%	31,602	31%	(19,178)	(61%)
General and administrative	22,998	28%	29,863	29%	(6,865)	(23%)
Impairment of content assets	18,970	23%	—	—%	18,970	100%
Impairment of goodwill and intangible assets	—	—	3,603	3%	(3,603)	(100%)
Total operating expenses	$81,820	100%	$103,472	100%	$(21,652)	(21%)
Operating loss	(39,706)		(39,928)		222	(1%)
Other income (expense)
Change in fair value of warrant liability	184		4,852		(4,668)	(96%)
Interest and other income (expense)	856		(564)		1,420	n/m
Equity method investment loss	(5,092)		(566)		(4,526)	(420%)
Loss before income taxes	$(43,758)		$(36,206)		$(7,552)	21%
Provision for income taxes	479		165		314	n/m
Net loss	$(44,237)		$(36,371)		$(7,866)	22%
Revenue
For the nine months ended September 30, 2023, and 2022, total revenue was $42.1 million and $63.5 million, respectively. This decrease of $21.4 million, or 34%, was primarily attributable to reductions in both license fees and subscriptions.
The decrease in license fees of $10.1 million was primarily driven by the non-renewal of certain content licensing arrangements as well as the non-renewal of certain Bundled Distribution agreements, partially offset by an increase in new trade and barter license agreements. The decrease in Subscriptions revenue of $3.9 million was primarily due to the termination of certain corporate subscriptions related to bulk agreements, which occurred in the third quarter of 2022.

Operating Expenses
For the nine months ended September 30, 2023, total operating expenses were $81.8 million, compared to $103.5 million for the same period in 2022, marking a reduction of $21.7 million, or 21%.
Cost of Revenues. For the nine months ended September 30, 2023, cost of revenues decreased to $27.4 million from $38.4 million in the same period of 2022. This reduction of $11.0 million, or 29%, primarily resulted from the decrease in content amortization and a decrease in revenue share expense related to bundled and premier tier arrangements with other streaming services.
Advertising and Marketing. For the nine months ended September 30, 2023, advertising and marketing decreased to $12.4 million from $31.6 million for the same period in 2022. This decrease of $19.2 million, or 21%, was primarily due to strategic changes in our marketing approach and cost-saving measures implemented in our advertising campaigns.
General and Administrative. For the nine months ended September 30, 2023, general and administrative decreased to $23.0 million, from $29.9 million for same period in 2022. The decrease of $6.9 million, or 21%, was primarily due to cost controls and efficiency measures implemented across our administrative functions.
Impairment of Content Assets. For the nine months ended September 30, 2023, We incurred an impairment charge of $19.0 million relating to our content assets. In contrast, no such impairments were identified for the for same period in 2022. For a more detailed discussion of the impairment charge and the underlying factors contributing to the impairment, refer to Note 4 - Content Assets in the Notes to Unaudited Consolidated Financial Statements.
Impairment of Goodwill and Intangible Assets. For the nine months ended September 30, 2023, we incurred no impairment charges in contrast to the $3.6 million incurred for the same period in 2022.
Operating Loss
For the nine months ended September 30, 2023, operating loss was $39.7 million, a decrease of $0.2 million, or 1%, compared to the operating loss of $39.9 million for the same period in 2022. The declines in cost of revenues, advertising and marketing, and general and administrative expenses were almost entirely offset by the content impairment charge and the decline in revenue.
Change in Fair Value of Warrant Liability. For the nine months ended September 30, 2023, the Company recognized a gain of $0.2 million, compared to a gain of $4.9 million for the same period in 2022. This reduction in gain of $4.7 million, or 96%, primarily resulted from fluctuations in the market price of our common stock and the corresponding changes to the underlying assumptions used in the valuation model for our Private Placement Warrants.
Interest and Other Income (Expense). For the nine months ended September 30, 2023, Interest and other income (expense) amounted to $0.9 million an increase of $1.4 million compared to an expense of $0.6 million for the same period in 2022. The change was primarily due to increased interest income.
Equity Method Investment Loss. For the nine months ended September 30, 2023, the Company recorded a loss of $5.0 million compared to a loss of $0.6 million for the same period in 2022, related to its investments in Spiegel Venture and Nebula. The increase was primarily due to the $2.3 million impairment charge recorded by the Company to its investment in Nebula during the third quarter of 2023.
Income Taxes
Our provision for income taxes was $0.5 and $0.2 million for the nine months ended September 30, 2023, and 2022, respectively. The Company’s provision for income taxes is primarily related to foreign withholding income taxes and differs from the federal statutory rate primarily because the Company has taken a full valuation allowance and has not recognized a benefit for either federal or state income tax purposes.

Net Loss
Net loss for the nine months ended September 30, 2023, was $44.2 million, compared to a net loss of $36.4 million for the same period in 2022. The increase in our net loss of $7.9 million, or 22%, was primarily due to a decrease in revenue of $21.4 million, the $19.0 million impairment charge to our content assets, a reduction in gain from the change in the fair value of warrant liability of $4.7 million and an increase in equity method investment loss of $4.5 million, partially offset by decreases in advertising and marketing of $19.2 million, cost of revenues of $11.0 million and general and administrative expenses of $6.9 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2023, the Company’s cash and cash equivalents, including restricted cash, totaled $40.8 million. For the nine months ended September 30, 2023, the Company incurred a net loss of $44.2 million and used $13.6 million of net cash in operating activities and $0.1 million of net cash in financing activities, while investing activities provided $14.0 million of net cash.
As previously discussed, we began entering into trade and barter transactions in the second quarter of 2023 primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Our use of these transactions has enabled us to acquire quality content that we can monetize through various distribution channels while preserving our liquidity.
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
We use cash principally to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and, given the significant operating and capital expenditures associated with our business plan, we anticipate that we will continue to incur net losses.
Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
(Unaudited and in thousands)	2023	2022

Net cash used in operating activities	$(13,630)	$(30,744)
Net cash provided by investing activities	14,003	60,701
Net cash used in financing activities	(76)	(178)
Net increase in cash, cash equivalents and restricted cash	$297	$29,779
Cash Flows from Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.
For the nine months ended September 30, 2023, and 2022, we recorded a net cash outflow from operating activities of $13.6 million and $30.7 million, respectively, or a decline in outflow of $17.1 million, or 56%.
For the nine months ended September 30, 2023, our use of cash was primarily due to our $44.2 million net loss, additions to content assets and change in content liabilities of $14.1 million and $2.7 million, respectively, as well as changes in accrued expenses and other liabilities, and deferred revenue of $3.9 million and $1.2 million, respectively. This was partially offset by noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $17.7 million, $3.6 million and $5.1 million, respectively. Additionally, changes in accounts receivable and other assets were $4.0 million and $1.7 million, respectively.

Of the $14.1 million in additions to content assets for the nine months ended September 30, 2023, $7.1 million was attributable to non-cash trade and barter arrangements.
For the nine months ended September 30, 2022, our use of cash was primarily due to our $36.4 million net loss, additions to content assets and change in content liabilities of $31.7 million and $4.7 million, respectively, as well as changes in accrued expenses and other liabilities, and deferred revenue of $4.8 million and $4.5 million, respectively. This was partially offset by noncash items such as amortization of content assets and stock-based compensation of $29.5 million and $5.1 million, respectively. Additionally, changes in accounts receivable, other assets and accounts payable were $6.3 million, $5.0 million and $4.2 million, respectively.
Cash Flows from Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the nine months ended September 30, 2023, and 2022, we recorded net cash inflows from investing activities of $14.0 million and $60.7 million, respectively, or a decrease of cash inflow of $46.7 million, or 77%.
For the nine months ended September 30, 2023, our cash inflow was primarily due to maturities of investments in debt securities of $15.0 million. For the nine months ended September 30, 2022, our cash inflow was primarily due to the sale and maturities of investments in debt securities of $64.8 million, partially offset by investments in Nebula of $2.4 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, and 2022, we recorded net cash outflow from financing activities of $0.1 million and $0.2 million, respectively, attributable to payments of withholding taxes during each period.
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
OFF BALANCE SHEET ARRANGEMENTS
As of September 30, 2023, we had no off-balance sheet arrangements.
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

Content Assets
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. The content license terms consist of a fixed fee for specific windows of availability. Cash payments for content are reported within additions to content assets and changes in related liabilities within “Net cash used in operating activities” in the unaudited consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets.
The Company recognizes its content assets as “Content assets, net” in the unaudited consolidated balance sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead.
Amortization of content assets is reported within “Cost of revenues” in the unaudited consolidated statements of operations. Based on factors including historical and estimated viewing patterns, the Company previously amortized the content assets on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning at the time a title is published on the Company’s platform. Starting July 1, 2021, the Company began amortizing content assets on an accelerated basis in the initial two months after a title is published, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts.
Furthermore, the amortization of produced content is more accelerated than that of licensed content. The Company reviews factors that impact the amortization of the content assets on a regular basis and the estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant content licensing.
The Company’s business model is generally subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been or are expected to be abandoned.
Revenue Recognition
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
Subscriptions
O&O Service. The Company generates revenue from monthly subscription fees from its O&O Service. CuriosityStream subscribers enter into month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve-month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.
The Company also provides a Smart Bundle membership that includes access to our standard service, as well as subscriptions to certain third-party platforms. The Company recognizes the gross subscription revenues when earned and simultaneously recognizes the corresponding fees for the third-party platforms as an expense. The Company is the principal in these relationships as it has control over providing the customer with access to the third-party platforms and the determination of the Smart Bundle pricing.

App Services. The Company also earns subscription revenues through its App Services. These subscriptions are similar to the O&O Service subscriptions, but are generated based on agreements with certain streaming media players as well as with Smart TV brands and gaming consoles. Under these agreements, the streaming media player typically bills the subscriber directly and then remits the collected subscriptions to the Company, net of a distribution fee. The Company recognizes the gross subscription revenues when earned and simultaneously recognizes the corresponding distribution fees as an expense. The Company is the principal in these relationships as the Company retains control over service delivery to its subscribers. License Fees
Content Licensing. The Company has distribution agreements which grant a licensee limited distribution rights to the Company’s programs for varying terms, generally in exchange for a fixed license fee. Revenue is recognized once the content is made available for the licensee to use.
Partner Direct and Bundled Distribution. The Company generates license fee revenues from MVPDs such as Comcast and Cox as well as from vMVPDs such as Amazon and Sling TV (MVPDs and vMVPDs are also referred to as affiliates). Under the terms of the agreements with these affiliates, the Company receives license fees based upon contracted programming rates and subscriber levels reported by the affiliates. In exchange, the Company licenses its content to the affiliates for distribution to their subscribers. The Company earns revenue under these agreements either based on the total number of subscribers multiplied by rates specified in the agreements or based on fixed fee arrangements. These revenues are recognized over the term of each agreement when earned.
Trade and Barter Transactions. In the second quarter of 2023, the Company began entering into trade and barter transactions primarily for the purpose of exchanging content assets through licensing agreements with media counterparties, while certain transactions may also include the exchange of advertising, whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to confirm that the content assets, advertising or other services it receives have economic substance, and records revenue in an amount equal to the fair value of what it receives and at the time that it completes its performance obligation. For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred.
RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS
The information set forth in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies in the Unaudited Notes to Interim Consolidated Financial Statements is incorporated herein by reference.
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
Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
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
*This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.
**The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

PART III. SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: November 13, 2023	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)