Form 10-K
period 2023-12-31
CuriosityStream Inc.
filed 2024-03-25
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-39139
______________________________________
CURIOSITYSTREAM INC.
(Exact name of registrant as specified in its charter)
______________________________________

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
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $1.69 reported on The NASDAQ Capital Market, was approximately $47.8 million.
As of March 18, 2024, there were 53,306,291 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting”), expected to be filed with the Securities and Exchange Commission (the “SEC”) on or before April 29, 2024 (and, in any event, not later than 120 days after the close of our last fiscal year), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.
i

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-K

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
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. Although the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws, you are advised to consult any additional disclosures the Company makes in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of the Company to:
•suggest and serve content to its subscriber base;
•meet the needs of distributor partners;
•increase and retain its subscriber base and increase subscriber hours;
•enter into integrated partnerships with corporate partners and advertisers;
•develop integrated brand partnerships;
•attract and retain sponsors;
•anticipate trends in video consumption;
•compete for subscribers and sponsorship spending with other content services;
•protect against the loss, misuse, and alteration of customers’ personally identifiable information;
•meet future liquidity requirements;
•continue operating under existing laws and licensing regimes;
•license content at favorable rates;
•realize the intended efficiencies and benefits from our business strategies and cost savings initiatives;
•achieve positive net cash flow and profitability;
•identify, recruit, retain, incentivize and integrate existing and new employees, advisors and consultants;
•attract, train and retain effective officers, key employees and directors;
•compete in the factual subscription video on-demand category;
•acquire, and enhance the capabilities of, its intellectual property;
•protect its intellectual property by relying on confidentiality and license agreements with our employees, consultants and third parties, and on trademark and copyright laws;

•broaden and stabilize its sources of revenue;
•obtain additional capital, including use of the debt market and through the issuance of various types of securities;
•enhance future operating and financial results;
•meet international and education market expansion plans, including by managing and adjusting its business to address varying international markets;
•comply with laws and regulations applicable to its business;
•stay abreast of modified or new laws and regulations applying to its business, including copyright and privacy regulation;
•negotiate content and other licensing agreements;
•invest in content and marketing, including investments in original programming;
•invest in our corporate governance, including adding personnel and systems to its administrative and revenue-generating functions;
•maintain the listing of our securities with NASDAQ
•anticipate and respond to uncertainties associated with product and service development and market acceptance; and
•anticipate the impact of new U.S. federal, state and international income tax laws, including the impact on deferred tax assets.
As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•an inability to maintain and develop new and existing revenue-generating relationships and partnerships or to significantly increase the Company’s subscriber base and retain customers;
•a failure to develop, acquire and maintain an adequate breadth and depth of content;
•the Company’s inability to protect its intellectual property;
•the impact of content and pricing changes on subscriber growth;
•increased competition in the subscription video on-demand market segment;
•the possibility that the Company may be unable to access financing sources;
•a failure to attract new and qualified personnel in a timely and effective manner and retain existing personnel;
•adverse changes in applicable laws or regulations, including but not limited to privacy laws, tax laws, securities regulations and accounting standards;
•a failure to maintain adequate privacy and data security systems and protocols;
•general economic conditions and economic conditions specific to the internet, online commerce and the media industry; and
•other risks and uncertainties set forth in Risk Factors.

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our results to vary from expectations. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
•If our efforts to attract and retain users are not successful, our business will be adversely affected;
•If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected;
•We have a history of net losses, and we anticipate that we will experience net losses for the foreseeable future;
•Our operating results are expected to be difficult to predict based on a number of factors that also may affect our long-term performance;
•If we are not able to manage our growth, our business could be adversely affected;
•We may be unable to realize intended efficiencies and benefits from our ongoing cost-savings initiatives, which may adversely affect our profitability, financial condition or our business.
•Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments, including joint ventures;
•Certain of our growth strategies are untested, unproven or not yet fully developed;
•If we experience excessive rates of user churn, our revenues and business will be harmed;
•If our efforts to build a strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results may be adversely affected;
•We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects;
•We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license and/or distribute through our service;
•We rely upon a number of partners to make our service available on their platforms and devices;
•Distributors’ failure to promote our content could adversely affect our revenue and could adversely affect our business results;
•If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service and the content we offer, we may not be able to attract or retain users, we may face regulatory scrutiny and our operating results may be adversely affected;
•Changes in competitive offerings for video entertainment, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business;
•Changes in how we market our service, or increases in our advertising rates, could adversely affect our marketing expenses and user levels may be adversely affected;
•Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ability to capture advertising spend;
•Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business;
v

•We rely on subscription data provided by our third-party distributors and platform partners that has not been independently verified, and inaccuracies in that data may seriously harm and adversely affect our reputation and our business;
•Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations, which strategy could have an adverse impact on our business, operating results and financial condition;
•If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected;
•We may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts
•We may not be able to generate sufficient cash to service our obligations and any debt we may incur in the future;
•Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, harm to our reputation, disclosure or destruction of data, including user and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business;
•NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions; and
•Our stock price may change significantly and you could lose all or part of your investment as a result

PART I
CERTAIN DEFINED TERMS
Each of the terms the “Company,” “we,” “our,” “us,” and similar terms used herein refer collectively to CuriosityStream Inc., a Delaware corporation, and its consolidated subsidiaries, unless otherwise stated.
In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:
•“App Services” means applications developed for iOS, Android, streaming media players and smart television operating systems.
•“Board” means the board of directors of the Company.
•“Bundled MVPD Business” refers to our ability to convey a broad scope of rights, including 24/7 “linear” channels, on-demand content library, mobile rights and/or pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber as part of a multi-year agreement.
•“Bundled MVPD Partners” means affiliate relationships with MVPDs, broadband and wireless companies in the U.S. and international territories.
•“Business Combination” means the acquisitions and transactions contemplated by that certain Agreement and Plan of Merger, dated August 10, 2020.
•“Bylaws” means the Amended and Restated Bylaws of CuriosityStream Inc.
•“Charter” means the Second Amended and Restated Certificate of Incorporation of CuriosityStream Inc.
•“Common Stock” means the Common Stock of the Company, par value $0.0001 per share.
•“Code” means the Internal Revenue Code of 1986, as amended.
•“Content Licensing Business” means CuriosityStream’s licensing of existing content to certain media companies in a traditional content licensing deal or selected rights to content prior to production.
•“DGCL” means the Delaware General Corporation Law.
•“Direct Business” means Direct-to-Consumer and Partner Direct.
•“Direct-to-Consumer” or "DTC" means App Services together with O&O Consumer Service.
•“Exchange Act” means the Securities Exchange Act of 1934, as amended.
•“GAAP” means United States generally accepted accounting principles, consistently applied, as in effect from time to time.
•“IPO” means SAQN’s initial public offering of Units consummated on November 22, 2019.
•“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.
•“Legacy CuriosityStream” means Curiosity Inc., a Delaware corporation (formerly named CuriosityStream Operating Inc., and prior to the consummation of the Business Combination, CuriosityStream Inc.).
•“MVPDs” means multichannel video programming distributors.
•“NASDAQ” means The NASDAQ Capital Market.
•“Nebula” means Watch Nebula LLC.
•“O&O Consumer Service” means our owned and operated platform.
•“Omnibus Incentive Plan” means our 2020 Omnibus Incentive Plan.

•“Partner Direct Business” means, collectively, MVPDs that include Comcast and Cox, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV.
•“PIPE” means the issuance and sale to the PIPE Investors, an aggregate of 2,500,000 shares of Common Stock for an aggregate purchase price of $25,000,000 pursuant to Subscription Agreements between the Company and the PIPE Investors.
•“PIPE Investors” means certain third-party investors in the PIPE.
•“PIPE Warrants” means the 353,000 warrants issued to PIPE Investors in connection with our Business Combination.
•“Private Placement Warrants” means the 3,676,000 warrants issued to Software Acquisition Holdings LLC in a private placement that closed concurrently with our IPO.
•“Public Warrants” means the 7,475,000 warrants sold as part of the Units in the IPO.
•“SAQN” means Software Acquisition Group Inc. prior to the consummation of the Business Combination.
•“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.
•“SEC” means the U.S. Securities and Exchange Commission.
•“Securities Act” means the Securities Act of 1933, as amended.
•“SVOD” means subscription video on-demand.
•“Units” means the units of SAQN, each consisting of one share of Common Stock and one-half of one Warrant, with each such Public Warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. On October 14, 2020, the Company’s Common Stock and Public Warrants were listed on NASDAQ under the new trading symbols of “CURI” and “CURIW,” respectively, and all of SAQN’s units separated into their component parts of (i) one share of Common Stock and (ii) one-half (1/2) of one warrant and ceased trading on NASDAQ.
•“vMVPDs” means virtual MVPDs.
•“Warrants” means the Private Placement Warrants, the PIPE Warrants and Public Warrants.
ITEM 1. BUSINESS
Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “CuriosityStream” refer to CuriosityStream Inc. and its subsidiaries prior to and following the consummation of the Business Combination.
CORPORATE HISTORY AND BACKGROUND
On October 14, 2020, Software Acquisition Group Inc., a special purpose acquisition company and a Delaware corporation (“SAQN”), and CuriosityStream Operating Inc., a Delaware corporation (“Legacy CuriosityStream”), consummated a reverse merger pursuant to the Agreement and Plan of Merger, dated August 10, 2020 (the “Business Combination”). Upon the consummation of the Business Combination, Legacy CuriosityStream became a wholly owned subsidiary of SAQN and the registrant changed its name from “Software Acquisition Group Inc.” to “CuriosityStream Inc.” Following the consummation of the Business Combination, Legacy CuriosityStream changed its name from “CuriosityStream Operating Inc.” to “Curiosity Inc.”
SAQN, a blank check company, was incorporated as a Delaware corporation on May 9, 2019, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
CuriosityStream LLC, Legacy CuriosityStream’s predecessor, was formed in the State of Delaware in June 2008. CuriosityStream LLC officially launched its subscription service to U.S. based customers in March 2015 and to international customers in September 2015.

BUSINESS OVERVIEW
Founded by John Hendricks, founder of the Discovery Channel and former Chairman of Discovery Communications, CuriosityStream is a media and entertainment company that offers premium video and audio programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires.
We seek to meet demand for high-quality factual entertainment via SVOD platforms, content licensing, bundled content licenses for SVOD and linear offerings, talks and courses and partner bulk sales.
Through the expansion of our library of high-quality titles and by exploiting multiple channels to monetize our programming, we believe that we have achieved global leadership in factual content streaming and are well positioned to capitalize on favorable ongoing industry trends to create value for our shareholders and other stakeholders.
CuriosityStream’s award-winning content library features more than 17,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street and includes shows and series from leading nonfiction producers. Our library includes:
•An extensive catalog of originally produced and owned content of approximately 10,000 short-, mid- and long-form video and audio titles, including Curiosity University recorded lectures that are led by some of the most acclaimed college and university professors in the world.
•A rotating catalog of nearly 7,000 internationally licensed videos and audio programs.
•More than 6,000 on-demand and ad-free productions available on-demand through our SVOD offerings.
Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library from English to ten different languages.
Our programs are produced, co-produced or commissioned by us, or licensed through one of our content partnerships, such as with NHK in Japan, ZED in France and Terra Mater in Austria. Our programs are hosted by and feature scientists, experts and celebrities, such as Stephen Hawking, Sir David Attenborough, Sigourney Weaver, Patrick Aryee and James Burke. Our programs have received four Emmy nominations, including an Emmy Award win for Stephen Hawking’s Favorite Places. Every video title on our platform is available on-demand and, other than historical footage or classic documentaries, in high definition or 4K quality.
Through our acquisition of One Day University in 2021, we acquired more than 500 lectures from some of the most popular and acclaimed college and university professors in the U.S., on topics ranging from American history to Broadway shows. In addition, through our acquisition of Learn25, we acquired approximately 5,000 episodes of audio content and about 1,250 video episodes, packaged as courses on factual topics ranging from religion to biographies to psychology. These acquisitions enabled us to expand our offering of factual content into audio and educational courses, as well as package our products in special bundles for consumers and business customers. In January 2024, we rebranded our service that offers these audio and video courses and talks "Curiosity University."
In 2021, the Company invested in Watch Nebula LLC ("Nebula"), an SVOD streaming service owned by Standard Broadcast LLC and its affiliated YouTube creators.
Also in 2021, the Company partnered with Spiegel TV to accelerate international expansion of CuriosityStream services, taking a one-third stake in the German venture owned by a German media company, Spiegel, and a German documentary producer, Autentic. The joint venture, Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”), operates two documentary channels (including one branded as "Curiosity Channel"), together with an SVOD service and a FAST channel, as well as revenue sharing on a localized CuriosityStream SVOD service in German-speaking Europe.

Business Model and Services
Our business model relies on the collaboration of (i) our content team, which works with more than 150 production companies and distributors across the world to create and acquire programming, (ii) our legal and finance teams, which structure and formalize agreements, (iii) our creative services and content operations teams, which develop all of the marketing materials, metadata and other assets associated with a piece of content, and (iv) our content operations and technology teams, which then deliver our content and services to all manner of devices and streaming platforms for our consumers directly or through our relationships with third parties.
Direct Business
Through our Direct-to-Consumer ("DTC") business, our video content is available to subscribers through our owned and operated platform (O&O Consumer Service) and App Services. Our O&O Consumer Service is available in more than 175 countries to any household with a broadband connection. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart television brands (e.g., LG, Vizio, Samsung) and gaming consoles like Xbox.
We are currently in the process of raising the prices for our legacy subscribers in our U.S. dollar-based markets, which represent the vast majority of our Direct Business revenue. These legacy subscribers previously paid $2.99 per month or $19.99 per year. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership currently includes our standard service, plus subscriptions to third-party platforms Tastemade, Topic, Kidstream (added in January 2024), SommTV, Da Vinci Kids, and our Curiosity University stand-alone service. Our Smart Bundle pricing remains unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business.
Through our Partner Direct Business, we have affiliate agreement relationships with, and our service is available directly from, MVPDs that include Comcast and Cox, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV, Apple Channel and YouTube TV, which constitute our Partner Direct Business. The MVPD, vMVPD and digital distributor partners making up our Partner Direct Business pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms.
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
Content Licensing
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

Bundled Distribution
We have affiliate relationships with our bundled MVPD partners (including Multichoice, FuboTV and Izzi, among others) and vMVPDs, which are broadband and wireless companies in the US and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber as part of a multi-year agreement. As such, our Bundled Distribution business offers us the advantages of long-cycle and recurring revenue and the potential to access hundreds of millions of paying subscribers globally.
Enterprise
Our Enterprise business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.”
Other
We provide advertising and sponsorships services through developing integrated digital brand partnerships designed to offer the chance to be associated with CuriosityStream content in a variety of forms, including short- and long-form program integration; branded social media promotional videos; broadcast advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall; and our increasing focus on digital display ads while delivering our content through advertising-based video-on-demand (AVOD), transactional video-on-demand (TVOD), free advertising-supported streaming television (FAST), YouTube and other similar distribution channels.
Summary of Results
For the year ended December 31, 2023, we reported revenue of $56.9 million and a net loss of $48.9 million. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a more detailed discussion of our product and service lines and channels through which we generate revenue.
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
SEASONALITY
Our overall revenue does not exhibit a consistent seasonal pattern. Our DTC membership growth may reflect variations when consumers buy internet-connected screens and when they tend to increase their viewing, although these trends are generally immaterial for our business. In most years, the first quarter, on a relative percentage basis, has represented our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.
INTELLECTUAL PROPERTY
Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions. We have confidentiality and proprietary rights arrangements with our employees, consultants and business partners, and we control access to, and distribution of, our proprietary information. Our registered trademarks in the U.S. include “Curiosity,” “CuriosityStream” among others.

We are the registrant of the internet domain name for our website, www.curiositystream.com, as well as others. We own rights to proprietary processes and trade secrets, including those underlying the CuriosityStream service.
GOVERNMENT REGULATION
As a company conducting business on the internet, we are subject to several foreign and domestic laws and regulations relating to information and network security, data protection, privacy, and governmental access to data, among other things. Many of these laws and regulations are still evolving and could be interpreted, updated, or new laws passed in ways that could harm our business. In the area of information and network security and data protection, the laws in the U.S., the European Union (the “EU”), and other jurisdictions globally can require specified actions to maintain the confidentiality, integrity and availability of networks and data. Additionally, laws in many U.S. states require companies to implement specific information security controls to protect certain types of personally identifiable information. Likewise, U.S. states, the EU, China, and other jurisdictions have laws in place requiring companies to notify users, regulators, and sometimes law enforcement if there is a security breach that compromises certain categories of information, including personal information and personally identifiable information.
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
HUMAN CAPITAL
We employed approximately 57 and 78 full-time employees on average, during 2023 and 2022, respectively. As of December 31, 2023, we employed 48 full-time employees, all of whom were located in the U.S. During 2023, we eliminated 20 positions, including 13 positions eliminated as part of a December 2023 restructuring. Our eliminated roles during the year were primarily in the areas of technology, operations and programming.
We have one location, a corporate office, plus filming studio and edit suites, in Silver Spring, Maryland (the “Office”). Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our ability to attract, retain and improve the effectiveness of our employees is a critical factor for executing our growth strategy. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other factors.

We are committed to diversity and inclusion as well as equitable pay within our workforce. To further some of these initiatives, following our Business Combination, we retained Willis Towers Watson, a leading global advisory firm, to review our compensation structure. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Almost all current employees have received equity grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from our potential future growth and profitability. Our 401(k) retirement plan contributions include a 100% match of contributions for the first 3% of the employee’s base salary and a 50% match of contributions between 3% and 5% of the employee’s base salary.
Our human resources strategy is overseen by our executive team, which aims to provide regular updates to our Board. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
ITEM 1A. RISK FACTORS
If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
RISKS RELATED TO THE COMPANY'S BUSINESS
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
Competitors include other entertainment video providers, such as MVPDs and SVOD services. Users may cancel our service for many reasons, including: a perception that they do not use the service sufficiently, the need to cut household expenses, selection of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. Membership may also be impacted by our business relationships with our MVPDs, vMVPDs or other affiliates. For example, when one of our agreements with a Bundled Distribution partner was terminated in the third quarter of 2022, we experienced a decline in subscribers as a result of such termination.. Adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain users.
We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per-user revenues, including by adjusting membership pricing, commensurate with the lowered growth rate, such that our margins, liquidity and results of operations may be adversely impacted, and our ability to operate at a net-loss may be strained. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.
If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.
If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of or our investment into our content in a manner that is not favorably received by them, we may not be able to attract and retain users, and accordingly, our revenue, including revenue per paying membership, and result of operations may be adversely affected. For example, in 2022, in an attempt to expand our service offerings, we introduced a new, free ad-supported streaming channel on the LG channel platform, Curiosity Now, and our Smart Bundle plan. In addition, we may, from time to time, adjust our membership pricing, our membership plans, or our pricing model itself. These and other adjustments we have made or may make in the future may not be well-received by consumers and could negatively impact our ability to attract and retain members, revenues per paying membership, revenue and our results of operations. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users or adjustments to our service are not successful, we may not be able to attract or retain users, and as a result, our ability to maintain and/or grow our business will be adversely affected.
We may be unable to realize intended efficiencies and benefits from our ongoing cost-savings initiatives, which may adversely affect our profitability, financial condition or our business.
To operate more efficiently and control our expenditures, we have undertaken cost-savings initiatives, which have included workforce reductions and other cost reduction initiatives. We also periodically choose to discontinue certain operations and business partnerships that we no longer believe are additive or complementary to our business or strategic direction. These initiatives are intended to reduce operating costs [and to strengthen focus on our core business]. If we do not successfully manage our current cost-savings activities, our expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted. In addition, we may incur additional impairment charges related to fixed assets, goodwill and other intangibles, which may be material and may exceed our estimates. Furthermore, a disruption to our operations or business may cause employee morale and productivity to suffer and may result in unwanted employee attrition. Such disruptions require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Moreover, we could make changes to, or experience delays in executing, any cost-savings initiatives, any of which could cause further disruption and additional unanticipated expense.
We have a history of net losses, and we anticipate that we will experience net losses for the foreseeable future.
Since our inception, we have incurred significant operating losses, and as of December 31, 2023, we had an accumulated deficit of $290.0 million. Given the significant operating and capital expenditures associated with our business plan, we anticipate continuing to incur net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred a net loss of $48.9 million for the year ended December 31, 2023, and we have not generated positive cash flow from operations since our inception. We may not be able to operate at a net loss indefinitely, and we cannot be certain that we will be able to generate positive cash flow from operations in the future.
To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue, increasing the number of paying subscribers to our service and increasing the price subscribers pay to access our service. Accomplishing these objectives will require significant rationalization of costs. We cannot assure you that we will be able to achieve these objectives.
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
We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:
•our ability to maintain and develop new and existing revenue-generating relationships;
•our ability to improve or maintain gross margins in our business;
•the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and governance;
•our ability to significantly increase our subscriber base and retain customers;
•our ability to enforce our contracts and collect receivables from third parties;
•our ability to develop, acquire and maintain an adequate breadth and depth of content via original productions, co-productions, commissions and/or licenses;
•changes by our competitors to their product and service offerings;
•increased competition;

•our ability to detect and comply with data collection and privacy regulation and customer questions related thereto in every jurisdiction in which we operate;
•changes in promotional support or other aspects of our relationships with our partners through which we make our service available, including the MVPDs and/or the vMVPDs, through which we offer our content;
•our ability to effectively manage the development of new business segments and markets, and determine appropriate contract and licensing terms;
•our ability to maintain and develop new and existing marketing relationships;
•our ability to maintain, upgrade and develop our website, our applications through which we offer our service on our customers’ devices and our internal computer systems;
•fluctuations in the use of the internet for the purchase of consumer goods and services such as those we offer;
•technical difficulties, system downtime or internet disruptions;
•our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;
•conflicts of interest involving our founder and principal stockholder, John Hendricks;
•our ability to attract and retain sponsors and prove that our sponsorship offerings are effective enough to justify a pricing structure that is profitable for us;
•the success of our content licensing to other media companies;
•our ability to successfully manage the integration of operations and technology resulting from possible future acquisitions;
•governmental regulation and taxation policies; and
•general economic conditions and economic conditions specific to the internet, online commerce and the media industry.
If we are not able to manage our growth, our business could be adversely affected.
We have expanded significantly since we launched our subscription service in March 2015. We anticipate that further expansion of our operations will be required to achieve significant growth in our products, lines of business and user base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are unable to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be adversely affected. In addition, if we do not have sufficient breadth and depth of content necessary to satisfy increased demand arising from growth in our user base, our user satisfaction may be adversely affected.
We have expanded our operations internationally, seeking to effectively and reliably handle anticipated growth in both users and features related to our service. As our offerings evolve, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, different technology infrastructure, different markets for factual video content, as well as differing legal and regulatory environments. As we expand our service and introduce new features such as our free streaming channel, Curiosity Now, and our Smart Bundle plan, we are developing technology and utilizing third-party “cloud” computing, technology and other services. These efforts require significant resources, operational efficiency and management attention. If we are not able to manage the growing complexity of our business in an efficient manner, including improving, refining or revising our systems and operational practices related to our operations and content development, our business may be adversely affected.

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
We are currently party to a joint venture, and our participation in such joint venture is subject to risks, including, among other things: (i) shared approval rights over certain major decisions affecting the ownership or operation of the joint venture and any assets owned by the joint venture; (ii) our joint venture counterparts being subject to different laws or regulations than us, which could create conflicts of interest; (iii) our ability to sell our interest in the joint venture, or the joint venture’s ability to sell additional interests of, or assets owned by, the joint venture, being limited to that set forth under the terms of the governing agreements; (iv) the terms of the governing agreements providing our joint venture counterparts the right to exclude us from the joint venture under certain circumstances; (v) the terms of the governing agreements containing non-compete provisions, which may limit other potential business opportunities for us; (vi) a put option that permits our joint venture counterparts to require us to purchase their interest, subject to certain conditions, which, if exercised, would expose us to the full economics and risks of such joint venture, rather than only our proportionate interest therein; and (vii) disagreements with our joint venture counterparts, which may result in arbitration that could be expensive and distracting to management and could delay important decisions. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
Certain of our growth strategies are untested, unproven or not yet fully developed.
We intend to increase our revenues through expanding our subscriber base by, among other things, continuing to expand into international markets, expanding into the mobile video market, expanding into the corporate social responsibility market, expanding into the branded partnerships market, developing our Content Licensing business and developing our in-house production studio, Curiosity Studios, as well as our increasing focus on AVOD, TVOD and FAST channels. Our content is primarily in the English language with subtitling or dubbing in Spanish, Mandarin, Russian, Swedish, German, Dutch, Danish, Finnish, Norwegian and Slovenian in parts of our library and the world where demand exists and we have the language version rights. Our rights to the international distribution of portions of our co-produced or licensed content are subject to certain geographic and platform or media restrictions. However, we intend to seek partnerships with strong platforms in international territories, subject, in each case, to any then-existing geographic and media restrictions on the distribution of any of our content. There can be no assurance that these international partnerships will be successful or result in our meeting revenue targets.
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
In order to increase our revenues, we must minimize the rate of loss of existing users while adding new users to our multiple subscription services. Our experience during our operating history indicates that many variables impact churn, including the type of plan selected, user engagement with the platform, length of a user’s subscription to date and subscription pricing. As a result, in periods of rapid user growth, we believe that our average churn is likely to increase as the average length of subscription to date decreases. Similarly, in periods of slow user growth, we believe that our average churn is likely to decrease since our average user duration is longer. However, these estimates are subject to change based on a number of factors, including the percentage of users selecting monthly vs. annual plans, increased rates of subscription cancellations and decreased rates of user acquisition. We cannot assure you that these estimates will be indicative of future performance or that the risks related to these estimates will not materialize.
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
From August 2021 through the end of 2023, we included access to Nebula's SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of our Smart Bundle subscription package. On September 26, 2023, Nebula provided us with a notice of non-renewal, which resulted in Nebula's SVOD service leaving our platform, including our Smart Bundle package. We have shared a number of subscribers with Nebula during the term of this relationship. Since terminating this agreement, we have experienced a decline in the number of subscribers and are at risk of further churn from those subscribers who may only wish to access the Nebula service directly following the expiration of their CuriosityStream/Watch Nebula or Smart Bundle subscription.
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
The CuriosityStream brand is only nine years old, and we must continue to build a strong brand identity. To succeed, we must continue to attract and retain a large number of new users which require us to make significant advertising and promotional expenditures. We believe that the importance of brand loyalty will increase with the continued proliferation of SVOD subscription services. If our branding efforts are not successful, however, our ability to attract and retain users will be adversely affected, which may negatively impact our future operating results.

We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.
Our industry is intensely competitive, and we expect competition to increase in the future as current competitors improve their content offerings and as new participants enter the market. Competition may result in pricing pressures, reduced profit margins, loss of market share or greater difficulty in acquiring attractive content, any of which could substantially harm our business and results of operations. Many of the companies that are participating in the U.S. and global SVOD media sector have longer operating histories, larger and broader user bases, significantly greater financial, human, technical and other resources and greater name recognition than we do. These companies, which include Netflix, Amazon.com, Hulu, Paramount, Comcast, BBC, PBS, Fox Networks, Warner Bros. Discovery, Disney and others, provide a broader range of content, and could redirect and apply considerable resources to acquired and original factual content.
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
There may also be other competitors, including non-profit and educational organizations and other knowledge-sharing focused institutions, that choose to focus on factual content that could directly compete with our SVOD offerings. Well-funded competitors may be better able to withstand economic downturns and periods of slow economic growth and the associated periods of reduced customer spending and increased pricing pressures. Some competitors are able to devote substantially more resources to website and systems development or to investments or partnerships. We may be unable to compete successfully against current and future competitors, and competitive pressures could harm our business and prospects.
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
As a content producer, we are responsible for production costs and other expenses. We also take on risks associated with production, such as completion risk. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such products. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our users, is prohibited by law or could be damaging to our brand.
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
We currently offer users the ability to receive streaming content through a host of screens and devices, including televisions, set-top boxes, computers, streaming media players, game consoles and mobile devices. We have executed a number of distribution and licensing agreements with MVPDs, vMVPDs and digital distributors including Amazon.com, YouTube TV, Roku, Comcast, Cox Communications, Sling TV, Dish and others, as well as with our Bundled Distribution partners, including Multichoice, FuboTV and Izzi, among others.

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
Our users pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operations could be adversely impacted.
In addition, the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals may disrupt payments we receive for distribution of our content in Russia.
In certain instances, we leverage third parties such as our MVPDs and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact user acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
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
Lastly, to the extent we suffer any security vulnerabilities, bugs, errors or other performance failures, our ability to establish and maintain a positive reputation may be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted. In addition, there is an increasing focus from regulators, investors, members and other stakeholders on environmental, social, and governance (“ESG”) matters, both in the U.S. and internationally, including the adoption of new disclosure and regulatory frameworks. To the extent the content we distribute and the manner in which we produce content creates ESG related concerns, our reputation may be harmed.
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
In addition, traditional providers of video entertainment, including broadcasters and cable network operators, as well as internet-based e-commerce or video entertainment providers, are increasing their internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing video entertainment. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted. Companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
The adoption or modification of laws or regulations relating to the internet, telecommunications or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media, content obligations or restrictions, treatment of intellectual property, net neutrality or payment for transmission and tax. For example, recent changes to European law enable individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction.
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
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the EU. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the U.S. where net neutrality regulations were somewhat recently repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Some of our demographic data also may be incomplete or inaccurate because users self-report their personal information. Consequently, the personal data we have may differ from our users’ actual information. If sponsors, advertisers, partners or investors do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. See “We are at risk of attempts at unauthorized access to our service through cyberattacks, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results and financial condition.”
We rely on subscription data provided by our third-party distributors and platform partners that has not been independently verified, and inaccuracies in that data may seriously harm and adversely affect our reputation and our business.
Our calculation of total paying subscribers includes the subscribers who are accessing our service via a third-party distributor or platform partner. We rely on these third-party distributors and platform partners to provide us with subscriber data. This data may be based on verbal, unpublished or confidential reports and may not have been validated by us or an independent third party. We use this data, among other things, to evaluate growth trends, measure our performance and make strategic decisions. Reliance on such unconfirmed or unpublished data could lead us to make incorrect calculations or business decisions or incur inefficiencies, particularly if these third parties provide inaccurate or incomplete data. If any of the foregoing were to occur, our reputation and business could be seriously harmed or adversely affected.
Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations, which strategy could have an adverse impact on our business, operating results and financial condition.
Our business is evolving and has become more complex, and our success depends on our ability to quickly develop and launch new and innovative services. We believe our culture fosters this goal. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, sponsors or partners. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We also regularly run promotions discounting our service plans from their published prices. No assurance can be provided that such price reductions will produce an increase in subscribers to a level adequate to support sponsorship sales or generate revenue in an amount required to maintain business operations. These decisions may not produce the long-term benefits that we expect, in which case, our user growth and engagement, our relationships with advertisers, sponsors and partners, as well as our business, operating results and financial condition could be seriously harmed.

We may incur non-cash impairment charges for our content assets, goodwill, other intangible assets and equity method investments which would negatively impact our business, financial condition and operating results.
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
We test goodwill for impairment at least annually, or more frequently if indicators of impairment exist, and other finite-lived intangible assets whenever events or changes in circumstances indicate that the varying value of the assets may not be recoverable. Impairment may result from, among other indicators, a decline in the share price of the Common Stock or market capitalization and negative industry or economic trends. As a result of a sustained decrease in our share price during the second quarter of 2022, we concluded that a triggering event had occurred, conducted impairment testing of our goodwill balance and recognized an impairment charge to goodwill.
Also during the second quarter of 2022, we determined that impairment indicators existed with respect to certain of our finite-lived intangible assets. As a result, we performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, we recorded an impairment charge to those finite-lived intangible assets during the second quarter of 2022.
We also regularly review our investments in equity method investees for impairment, including when the carrying value of an investment exceeds its related market or fair value. If we determine that an investment has sustained an “other-than-temporary” decline in value, the investment is written-down to its fair value. The factors we consider in making this determination include, but are not limited to, (i) the determined market value of the investee in relation to its cost basis, (ii) the financial condition and operating performance of the investee, and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Accordingly, we recognized impairments to our equity method investments in the Spiegel Venture and Nebula in the second and third quarters of 2023, respectively.
In addition, companies in the streaming industry experienced a decline in market valuations during 2023, and the market price of our common shares declined significantly through the third quarter. Reflecting this market trend and due to the continued adverse macro and microeconomic conditions, including the competitive environment and its impact on our subscriber growth, we revised our forecasted subscriber growth and cash flow assumptions. Given these factors, as well as our continuing operating losses, we identified an indicator of impairment related to our content asset group and performed an analysis of content assets to assess if the fair value was less than unamortized cost. As a result of this impairment analysis of content assets, we recorded an impairment during the third quarter of 2023.
If the decline in our share price continues in 2024, we would be required to further test our content assets, finite-lived intangible assets, and equity method investments, which may result in an impairment. The impairment of all or part of our content assets, finite-lived intangible assets or equity method investments may have a material adverse effect on our business, financial condition or results of operations. The amount of impairment determined reduces the carrying value of the asset and is expensed in that period as a charge to our results of operations.
The fair value determinations underlying the quantitative aspect of our impairment testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of our reporting unit and intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic and regulatory conditions. If current expectations are not met, or if market factors outside of our control change significantly, then our reporting unit or intangible assets might become impaired in the future, adversely affecting our operating results and financial position. The carrying amounts of our content assets and finite-lived intangible assets are susceptible to impairment risk if there are unfavorable changes in such assumptions, estimates and market factors. To the extent that business conditions deteriorate or key assumptions and estimates differ significantly from our management’s expectations, it may be necessary to recognize additional impairment charges in the future.

RISKS RELATED TO INTELLECTUAL PROPERTY
If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
Our ability to provide our users with content they enjoy depends on content providers and other rights holders’ licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute, upon terms acceptable to us. While the license periods and the terms and conditions of such licenses vary, a significant portion of our content is subject to license for a given period. As of December 31, 2023, approximately 81% of our SVOD titles were subject to licenses, approximately 39% of which expire in 2024 and approximately 46% of which expire in 2025. Of the titles that expire in 2024 and 2025, some may be renewed for a one- or two-year term at our unilateral option. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to deliver particular items of content to our subscribers will be adversely affected and/or our costs could increase.
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
Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music and/or other interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation, as well as negotiations between certain CMOs and other third parties in various territories, could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, thereby adversely impacting our ability to negotiate licensing agreements reasonably acceptable to us. Failure to negotiate such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs. Additionally, as the market for the digital distribution of content grows, a broader role for CMOs in the remuneration of authors, performers and other beneficiaries of neighboring rights is likely to expose us to greater distribution expenses in certain markets.
If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark and copyright laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to users and potential users may become confused in the marketplace, and our ability to attract users may be adversely affected. In addition, the use or adoption of new and emerging technologies may increase our exposure to intellectual property claims, and the availability of copyright and other intellectual property protection for artificial intelligence-generated material is uncertain. Further, new technologies such as generative artificial intelligence and their impact on our intellectual property rights remain uncertain, and development of the law in this area could impact our ability to protect against infringing uses or result in infringement claims against us.
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
Competing in the global media marketplace requires considerable financial resources, especially in the direct-to-consumer SVOD business sector, which requires substantial advertising and marketing expenditures to build widespread brand awareness to a level that produces subscribers and continuous investment in our content offerings. In a global media marketplace with competitors spending greater amounts on programming and marketing and/or content than we do, we may find it difficult to successfully compete without significant capital investment or loans beyond what is available to us in current and future capital raising efforts. No assurance can be provided that we will be able to successfully maintain the amount of capital resources required to successfully compete and survive as a business.
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

If we are unable to service our obligations, including any debt we may incur in the future, from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure obligations, including any debt we may incur in the future, will depend upon the condition of the capital markets and our financial condition at such time. If the financial markets become difficult or costly to access, including due to higher interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted, and any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our then-existing debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations or financial condition.
If our cash flows are insufficient to service our obligations, including any debt we may incur in the future, and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to sell material assets or operations to meet our then-existing debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If we were required to implement any of these alternative measures, our business, results of operations or financial condition could be materially and adversely affected.
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
We have a substantial amount of obligations, including streaming content obligations. Moreover, we may incur substantial indebtedness in the future and expect to incur other obligations, including additional streaming content obligations. As of December 31, 2023, we had $0.4 million of total content liabilities as reflected in our consolidated balance sheet. Such amount did not include content commitments that did not meet the criteria for liability recognition. For more information on our content obligations, including those not in our balance sheet, see Note 14 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
Our obligations, including content obligations, may:
•make it difficult for us to satisfy our other financial obligations;
•limit our ability to use our cash flow, borrow additional funds or obtain other additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.

The long-term and fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing content, we typically enter into multi-year commitments with content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancellable commitments under talent agreements. The payment terms of these agreements are not tied to usage or the size of our user base but may be determined by costs of production or tied to such factors as titles licensed. Such commitments, to the extent estimable under accounting standards, are included in Note 14 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
Given the multi-year duration and largely fixed-cost nature of our content commitments, if user acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements where we do not fund the production of such content. To the extent user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements.
In addition, the long-term and largely fixed-cost nature of our content commitments may limit our flexibility in planning for or reacting to changes in our business and the markets in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted, and given the long-term and fixed-cost nature of our content commitments, we may not be able to adjust our content offerings quickly, and our results of operations may be adversely impacted.
RISKS RELATED TO INFORMATION TECHNOLOGY
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, harm to our reputation, disclosure or destruction of data, including user and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
Our reputation and ability to attract, retain and serve our users is dependent upon the reliable performance and security of our computer systems, mobile and other user applications, and those of third parties that we utilize in our operations. These systems may be subject to cyber incident, damage or interruption from earthquakes, adverse weather conditions, lack of maintenance due to human error or oversight, natural disasters, public health issues such as pandemics or endemics, terrorist attacks, power loss, telecommunications failures, cybersecurity risks and incidents, and other interruptions beyond our control. Interruptions in, destruction or manipulation of these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content. Service interruptions, errors in our software or the unavailability of computer systems or data used in our operations, delivery or user interface could diminish the overall attractiveness of our user service to existing and potential users.
Our computer systems, mobile and other applications and systems of third parties we use in our operations are vulnerable to constantly evolving cybersecurity risks, including cyber-attacks and loss of confidentiality, integrity or availability, both from state-sponsored and individual activity, such as hacks, unauthorized access, computer viruses, denial of service attacks, physical or electronic break-ins, malware, ransomware, insider threats, and misconfigurations in information systems, networks, software or hardware, errors and similar disruptions and destruction. Such systems have previously and may continue to periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including user and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy, expose us to potential liability and damage our reputation.

We have implemented certain systems and processes to thwart hackers and protect our data and systems. From time to time, we have experienced an unauthorized release of certain digital content assets, however, to date these unauthorized releases have not had a material impact on our service or systems. There is no assurance that cyber incidents may not have a material impact on our service or systems in the future. Our insurance may not cover expenses related to such disruptions, losses or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of users, liability and adversely affect our business and results of operations.
We utilize our own communications and computer hardware systems located either in our facilities or in those of a third-party web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream factual entertainment in high volume to CuriosityStream users over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our users, resulting in a loss of users, which could adversely affect our business and results of operations.
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
We rely upon Amazon Web Services (“AWS”) to operate certain aspects of our service, and any disruption of or interference with our use of AWS would impact our operations and our business would be adversely affected.
AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. In addition, Amazon.com’s retail division competes with us for users, and Amazon.com could use, or restrict our use of, AWS to gain a competitive advantage against us. Because we rely heavily on AWS for computing infrastructure and we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely affected.

Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business.
We rely on systems housed at our own premises and at those of third-party vendors, including network service providers and data center facilities, to enable viewers to stream our content in a dependable and efficient manner. We have experienced, and expect to continue to experience, periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain live fail-over capability that would allow us to instantaneously switch our streaming operations from AWS to another cloud provider in the event of a service outage at AWS. We house the original or primary copy of our library database at our principal operational offices. We update copies of our content on a weekly basis and house these copies offsite. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, hacking, denial of service attacks, sabotage, intentional acts of vandalism, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and the unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.
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

We are at risk of attempts at unauthorized access to our service through cyberattacks, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results and financial condition.
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
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from or incremental to those in the U.S. In addition to the risks that we face in the U.S., our international operations involve risks that could adversely affect our business, including:
•new and different sources of competition;
•different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;
•adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•different or more onerous or costly rights society collection royalties and charges;
•the need to adapt our content and user interfaces for specific cultural and language differences, including in-licensing a certain portion of our content assets before we have developed a full appreciation for its performance within a given territory;
•difficulties in complying with territorial licenses;
•difficulties and costs associated with staffing and managing foreign operations;
•management distraction;
•political or social unrest, global hostilities and economic instability, including the Israel-Hamas war, as well as the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals;
•compliance with U.S. laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

•foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;
•fluctuations in currency exchange rates, which have and may continue to impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk, which we do not currently hedge against but may do so in the future;
•profit repatriation and other restrictions on the transfer of funds;
•differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;
•censorship requirements that cause us to remove or edit content or make other accommodations that lead to consumer disappointment or dissatisfaction with our service;
•low usage and/or penetration of internet-connected consumer electronic devices;
•availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control;
•differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy;
•negative impacts from trade disputes; and
•implementation of regulations designed to stimulate the local production of film and television series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the EU recently revised its Audio Visual Media Services Directive to require that European works comprise at least thirty (30) percent of media service providers’ catalogs, and to require prominence of those works.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
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
On September 19, 2023, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we were not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market. On March 19, 2024, we received written notification from the Listing Qualifications Department of Nasdaq, granting our request for a 180-day extension to regain compliance with the minimum bid price rule. We now have until September 16, 2024 to meet the requirement.To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.
If we fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our Common Stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel. We intend to actively monitor the closing bid price of our Common Stock and may, if appropriate, consider implementing available strategies to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.
If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
The trading price of our Common Stock is likely to be volatile. The stock market has experienced extreme volatility at times since the COVID-19 pandemic. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in Risks Relating to the Company’s Business and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our Common Stock or other securities;
•investor perceptions or the investment opportunity associated with our Common Stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our Common Stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. Declines in the market price of our Common Stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, cause us to incur impairment charges and otherwise harm our business.
During the year ended December 31, 2023, there was a decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result of the sustained decline in our share price, we were required to perform impairment testing of our content assets, definite-lived intangible assets, and other long-lived assets, which resulted in impairment charges being recorded in the period related to our content assets, which is discussed in further detail under Note 2 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

In the past, following periods of market volatility, stockholders of other companies have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
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
There can be no assurance that we will continue to declare cash dividends.
On March 13, 2024, we announced the initiation of our first-ever quarterly cash dividend. The payment of any cash dividends in the future is subject to financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors our Board deems relevant, and our Board continuing to determine that the declaration of dividends are in the best interests of our stockholders. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay dividends. If our cash flow and capital resources are insufficient, payment of declared dividends could be left unpaid. The declaration and payment of any dividend may be discontinued or reduced at any time, and there can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. To the extent that expectations by market participants regarding the potential payment, or amount, of any regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected, and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. There can be no assurance that the declaration and payment of dividends will be fully consummated or that it will enhance long-term stockholder value.
Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Common Stock to decline.
The mass sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might impede our ability to sell equity securities in the future at a time and at a price that it deems appropriate.
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
As a result, the information we provide to stockholders will be different than the information that is available with respect to other public companies. For example, in the proxy statement for the 2024 Annual Meeting, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, or (b) in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (iii) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
An active, liquid trading market for our Common Stock may not be sustained, which may make selling the Common Stock you purchased more difficult.
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
These provisions provide for, among other things:
•the ability of our Board to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•limiting the ability of stockholders to act by written consent;
•providing that our Board is expressly authorized to make, alter or repeal our Bylaws;

•the removal of directors only for cause and only upon the affirmative vote of holders of at least a majority of the shares of Common Stock entitled to vote generally in the election of directors; and
•that certain provisions may be amended only by the affirmative vote of at least 66.7% of the shares of Common Stock entitled to vote generally in the election of directors.
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
Our Charter provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder or employee to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the DGCL or our Charter or Bylaws, or (iv) action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. Our Charter provides that the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our users, we collect and utilize personal data supplied by or obtained from our users. We are subject to laws, rules and regulations in the United States and in other jurisdictions relating to the privacy and security of personal information, including, but not limited to, the EU’s General Data Protection Regulation or the “GDPR,” the United Kingdom’s GDPR, the U.S. Video Privacy Protection Act (“VPPA”), the U.S. Children’s Online Privacy Protection Act (“COPPA”), the California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act (“CPRA”)) and other state laws designed primarily to protect consumer’s personal data as collected online. Credit card networks may also require us to employ certain security and privacy controls, and failure to comply with these obligations may lead to significant liabilities.
The GDPR imposes strict requirements for processing personal data of individuals within the European Economic Area (“EEA”). Companies subject to the GDPR have substantial data protection obligations and face significant risk, including potential fines for noncompliance. In addition, the transfer of personal data from the EU and the UK to countries such as the United States, which have not been granted “adequacy” status for EU or UK GDPR purposes, are impermissible absent commitments by the receiving party to protect the data on terms substantially equivalent to those prescribed by the GDPR, generally made in contracts between the data transferring entity in the EU/UK and the data recipient in the “inadequate” jurisdiction. Given our receipt of personal data in United States, these requirements complicate our operations and make them more expensive to implement.

Within the United States, we and several of our competitors have been sued and/or threatened with arbitration under the VPPA, a statute enacted in 1988 to prohibit video rental stores from disclosing customers’ video rental records without the customers’ consent. We cannot reliably predict the courts’ or arbitrators' views of the theories asserted in the cases brought against online streaming services under the VPPA, and thus we cannot predict the likely outcome of the claims against ourselves and other streaming services that are defendants in these cases. The plaintiffs in these cases are seeking damages for class members, including statutory damages of up to $2,500 per violation, as well as other potential relief.
The U.S. Federal Trade Commission (the “FTC”) has in recent years increased its focus on data privacy and security and used its broad authority under Section 5 of the Federal Trade Commission Act to sue companies for allegedly unfair and/or deceptive practices involving personally identifiable data. Among other claims, the FTC has asserted that the sharing of website and mobile application users’ IP addresses or browsing history without user consent constitutes an unfair and/or deceptive practice. The FTC has imposed consent orders on defendants in such cases that include prohibitions on sharing any personal information with third parties for advertising purposes, and as part of one recent consent order, obtained a fine from the defendant for $7.8 million.
With respect to state law in the United States, the CCPA’s amendment by the CPRA has resulted in significant new compliance obligations for companies that collect personal information about California residents. The CCPA provides for civil penalties for violations, as well as a private right of action with statutory damages for certain data security breaches, which may increase the frequency and likelihood of data breach litigation. The statute is now enforceable by a new California data protection agency, the California Privacy Protection Agency, which has issued detailed implementing regulations and signaled intent to use its enforcement authority aggressively. The Agency’s latest set of regulations are detailed and complex, and create significant administrative and operational burdens for our Company.
Since the enactment of the CCPA in 2018, more than a dozen other U.S. states have enacted similar laws to protect consumers’ personal information. Although these laws have common objectives, they also have many differences and apply based on specific, state-by-state, jurisdictional parameters. Compliance with these various laws is and will continue to be a challenge, which will be exacerbated as additional states adopt their own data privacy laws and regulations.
Both within and outside of the United States, the data protection regulatory landscape is rapidly evolving. Given the rapid expansion of state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Among the possible impacts could be: limitations on our ability to operate in certain jurisdictions; restrictions on our practices that involve collecting and using personal information, contractual requirements, liability exposure, and the need for investments in data protection measures.. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
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
In the event of such a breach, current and potential users may become unwilling to provide the information to us necessary for them to become users. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, even though we currently carry insurance against the risk of a data breach. We also maintain employment and personal information concerning our employees. Should an unauthorized intrusion into our users’ or employees’ data occur, our business could be adversely affected and our broader reputation with respect to data protection could be negatively impacted. See Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, harm to our reputation, disclosure or destruction of data, including user and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
RISKS RELATED TO HUMAN RESOURCES
We may lose key employees or may be unable to hire qualified employees, and the failure to maintain and improve our company culture may adversely affect our business.
We rely on the continued service of our senior management and other key individuals, our Chairman and the founder of our predecessor CuriosityStream LLC, John Hendricks, and our President and Chief Executive Officer, Clint Stinchcomb, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations. Our effort to retain and develop personnel may also result in significant additional expenses, which could affect our profitability. In addition, there may be changes in our management team that may be disruptive to our business.
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
During 2023, we initiated a plan to eliminate 20 full time positions or about 30% of our December 31, 2022, workforce. These reductions may negatively affect our culture or create uncertainty regarding our future operations or employment needs, and may therefore limit our ability to retain or hire qualified personnel or may contribute to the unplanned loss of highly skilled employees through attrition.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, NASDAQ’s listing requirements and other applicable securities laws and regulations, and, as a result, we incur significant legal, accounting and other expenses that we did not incur prior to becoming a public company. The expenses incurred by public companies for reporting and corporate governance purposes have generally been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly. The demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation. Any of these effects could harm our business, financial condition, and results of operations.
Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, in the event we are deemed to be an accelerated filer or a large accelerated filer or otherwise no longer qualify as an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The maintenance of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us and require substantial additional financial and management resources. Further, a material weakness in our disclosure controls and internal control over financial reporting has been discovered in the past and may be discovered in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We have established a comprehensive, enterprise-wide information security program designed to identify, protect against, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. This program is seamlessly integrated into our overall risk management and internal control systems, subject to regular reviews by senior management. It significantly enhances the security, confidentiality, integrity, and availability of the personal and sensitive information we collect, create, use, and maintain.
By conducting regular risk assessments, we believe we effectively manage both internal and external cybersecurity threats. Our cybersecurity strategy is specifically tailored to our organization's size, scope, and business needs, emphasizing the protection of customer and employee data. Our security infrastructure includes advanced tools and protocols, such as firewall protections, secure user authentication, and up-to-date antivirus and internet security software, which we believe are fundamental components of our operational protocols designed to mitigate vulnerabilities and efficiently address security incidents.
We also assess and manage cybersecurity risks associated with our third-party service providers. We require the implementation of security measures that align with our established security policies and protocols as well as compliance with applicable legal requirements.
The ongoing improvement of our cybersecurity measures is overseen by our Vice President of Engineering, who is part of our Chief Operating Officer organization and manages the Information Technology team, and the designated Data Security Coordinator, encompassing regular program reviews, risk assessments, and employee training sessions to fortify our proactive security posture. We do not employ or engage any third parties to assist with cybersecurity consulting or monitoring other than technical support teams from our application vendors.
In the normal course of business, we proactively manage and monitor cybersecurity activities. To date, these efforts have successfully prevented any incidents that could materially affect our business strategy, operational results, or financial condition. We remain vigilant and are not currently aware of any threats that pose a material risk.
We believe our detailed incident response procedures enable us to effectively manage and mitigate the impacts of security breaches. Continuous monitoring and post-incident analysis further refine our security strategies, enhancing our protective measures. Our Board and the Audit Committee provide oversight over our cybersecurity efforts and stay regularly informed on cybersecurity matters, including emerging risks and mitigation strategies, to ensure informed governance over our enterprise risk assessments and cybersecurity approach. Cybersecurity matters are discussed regularly with senior management, and any significant cybersecurity events are promptly reported to the Board.
For additional information about cybersecurity risks, see Risk Factors, Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, harm to our reputation, disclosure or destruction of data, including user and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Common Stock and Warrants are traded on NASDAQ under the symbols “CURI” and “CURIW,” respectively.
DIVIDENDS
We have not declared or paid any cash dividends on our Common Stock from the time we incorporated through December 31, 2023.
On March 13, 2024, the Board declared a regular quarterly cash dividend of $0.025 per share of Common Stock, equivalent to $0.10 per share of Common Stock on an annual basis. The first cash dividend will be paid on April 30, 2024, to all holders of record of Common Stock at the close of business on April 12, 2024.
Payment of future dividends, if any, will be at the discretion of and subject to future declaration by the Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors our Board deems relevant.
HOLDERS
As of March 18, 2024, there were approximately 206 holders of record of our Common Stock, and 9 holders of record of our Warrants. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.
RECENT SALES OF UNREGISTERED EQUITY SECURITIES
None.
USE OF PROCEEDS
Not Applicable.
ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6.
[RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Risk Factors and elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream Inc.
OVERVIEW
Founded by John Hendricks, founder of the Discovery Channel and former Chairman of Discovery Communications, CuriosityStream is a media and entertainment company that offers premium video and audio programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires.
We seek to meet demand for high-quality factual entertainment via SVOD platforms, content licensing, bundled content licenses for SVOD and linear offerings, talks and courses and partner bulk sales.
The main sources of our revenue are:
1.Subscription and license fees earned from our Direct-to-Consumer business and Partner Direct subscribers ("Direct Business"),
2.License fees from content licensing arrangements ("Content Licensing"),
3.Bundled license fees from distribution affiliates (“Bundled Distribution”),
4.Subscriber fees from our Enterprise business ("Enterprise"), and
5.Other revenue, including advertising and sponsorships ("Other").
We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships.
CuriosityStream’s award-winning content library features more than 17,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street and includes shows and series from leading nonfiction producers. Our library includes:
•An extensive catalog of originally produced and owned content of approximately 7,000 short-, mid- and long-form video and audio titles, including Curiosity University recorded lectures that are led by some of the most acclaimed college and university professors in the world.
•A rotating catalog of nearly 7,000 internationally licensed videos and audio programs.
•More than 6,000 on-demand and ad-free productions available on-demand through our SVOD offerings.
Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library from English to ten different languages.

RESULTS OF OPERATIONS
The following table represents a summary of our Consolidated Statements of Operations for the years ended December 31, 2023, and 2022, and the discussion that follows compares the financial results for year ended December 31, 2023, to the year ended December 31, 2022:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2023		2022

Revenues
Direct Business	$34,592	61%	$34,120	44%	$472	1.4%
Content Licensing	14,047	25%	24,691	32%	(10,644)	(43%)
Bundled Distribution	6,316	11%	11,726	15%	(5,410)	(46%)
Enterprise	141	—%	5,520	7%	(5,379)	(97%)
Other	1,793	3%	1,986	3%	(193)	(10%)
Total revenues	$56,889	100%	$78,043	100%	$(21,154)	(27%)
Operating expenses
Cost of revenues	$35,553	35%	$51,536	39%	(15,983)	(31%)
General and administrative	29,447	29%	37,479	28%	(8,032)	(21%)
Advertising and marketing	17,390	17%	40,709	31%	(23,319)	(57%)
Impairment of content assets	18,970	19%	—	0%	18,970	n/m*
Impairment of goodwill and intangible assets	—	—%	3,603	3%	(3,603)	n/m*
Total operating expenses	$101,360	100%	$133,327	100%	$(31,967)	(24%)
Operating loss	(44,471)		(55,284)		10,813	(20%)
Other income (expense)
Change in fair value of warrant liability	213		5,404		(5,191)	(96%)
Interest and other income	1,272		176		1,096	623%
Equity interests loss	(5,404)		(846)		(4,558)	539%
Loss before income taxes	$(48,390)		$(50,550)		$2,160	(4%)
Provision for income taxes	506		367		139	38%
Net loss	$(48,896)		$(50,917)		$2,021	(4%)

* Percentage not meaningful
Operating loss for the years ended December 31, 2023, and 2022, was $44.5 million and $55.3 million, respectively. The decline in operating loss of $10.8 million, or 20%, primarily resulted from the decreases to our operating expenses of $32.0 million, or 24%, which more than offset the decline in revenues of $21.2 million, or 27%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Net loss for the years ended December 31, 2023, and 2022, was $48.9 million and $50.9 million, respectively, a decrease in net loss of $2.0 million, or 4%. The $10.8 million decline in operating loss for 2023 was almost entirely offset by a decline in change in value of warrant liability and an increase in our equity interest loss.
Our future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including our ability to efficiently grow our subscriber base, increase our prices and expand our service offerings to maximize subscriber lifetime value.
Revenue
Since the Company was founded in 2015, we have generated the majority of our revenues from consumers directly accessing our content in the form of monthly or annual subscription plans.

For the years ended December 31, 2023, and 2022, revenues totaled $56.9 million and $78.0 million, respectively, a decrease of $21.2 million, or 27%. This decline was primarily driven by declines in Content Licensing, Enterprise services and Bundled Distribution of $10.6 million, $5.4 million and $5.4 million, respectively, while our Direct Business revenue increased by $0.5 million or approximately 1%.
Companies in the media industry utilize trade and barter agreements in the normal course of business to reduce cash outlays for new content assets or other expenditures by exchanging existing content assets, advertising and other services. In the second quarter of 2023, we began entering into trade and barter transactions primarily for the purpose of exchanging content assets through licensing agreements with media counterparties, reported as content licensing revenue. Certain transactions may also include the exchange of advertising, whereby we exchange media campaigns or other promotional services, reported as other revenue.
For more information, see Note 5 - Revenue in the Notes to Consolidated Financial Statements.
Direct Business
Our Direct Business revenue is derived from consumers subscribing directly through our O&O Consumer Service and App Services and through Partner Direct relationships. Our O&O Consumer Service is available in more than 175 countries to any household with a broadband connection. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles.
We are currently in the process of raising the prices for our legacy subscribers in our U.S. dollar-based markets, which represent the vast majority of our Direct Business revenue. These legacy subscribers previously paid $2.99 per month or $19.99 per year. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership currently includes our standard service, plus subscriptions to third-party platforms Tastemade, Topic, Kidstream (added in January 2024), SommTV, Da Vinci Kids, and our Curiosity University stand-alone service. Our Smart Bundle pricing remains unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business.
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
The following table details our Direct Business for the years ended December 31, 2023, and 2022:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2023		2022

Direct-to-Consumer:
O&O Consumer Service	$26,502	77%	$25,549	75%	$953	4%
App Services	3,384	10%	3,940	12%	(556)	(14%)
Total Direct-to-Consumer	29,886	86%	29,489	86%	397	1%
Partner Direct Business	4,706	14%	4,631	14%	75	2%
Total Direct Business	$34,592	100%	$34,120	100%	$472	3%
For the year ended December 31, 2023, our O&O Consumer Service increased by $1.0 million, or 4%, which was partially offset by a decline in App Services of $0.6 million, or 14%. Although our DTC subscriber count declined during 2023, our O&O Consumer Service revenue reflected the higher pricing that we began to roll out ahead of higher pricing for App Services during the year.

Content Licensing
Through our Content Licensing business, we license to certain media companies a collection of existing titles from our content library in a traditional content licensing deal. We also pre-sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue. The following table details our Content Licensing results for the years ended December 31, 2023, and 2022:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2023		2022

Library sales*	$11,739	84%	$6,131	25%	$5,608	91%
Presales	2,308	16%	18,560	75%	(16,252)	(88%)
Total Content Licensing	$14,047	100%	$24,691	100%	$(10,644)	(43%)

* The 2023 amount includes $9.9 million from trade and barter transactions.
For the year ended December 31, 2023, Content Licensing reflected our change in focus as we attempted to acquire content for lower costs during the year. Library sales were higher by 91%, due mostly to trade and barter transactions whereby we licensed our content to counterparties in the media industry and acquired their content for no cash outlay. Presales declined by 88% as we began to focus more on acquiring content for lower investment cost while reducing our overall spending on new content.
Bundled Distribution
Our Bundled Distribution business includes affiliate relationships with our Bundled MVPD Partners and vMVPDs, which are broadband and wireless companies in the U.S. and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our video-on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber.
For the years ended December 31, 2023, and 2022, our Bundled Distribution revenue was $6.3 million and $11.7 million, respectively. This 46% decline was primarily due to the non-renewal of a bundled distribution agreement in the third quarter of 2022.
Enterprise
Our Enterprise business is comprised primarily of providing subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.”
For the years ended December 31, 2023, and 2022, our Enterprise revenue was $0.1 million and $5.5 million, respectively. This decline was due to the expiration of certain Enterprise subscription agreements.
Other
We provide advertising and sponsorships services through developing integrated digital brand partnerships designed to offer the chance to be associated with CuriosityStream content in a variety of forms, including short- and long-form program integration; branded social media promotional videos; broadcast advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall; and our increasing focus on digital display ads while delivering our content through advertising-based video-on-demand (AVOD), transactional video-on-demand (TVOD), free advertising-supported streaming television (FAST), YouTube and other similar distribution channels.
In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would roll up to verifiable metrics for the clients.
For the year ended December 31, 2023, other revenue was $1.8 million, a decline of $0.2 million or 10% from 2022. This decline was largely due to the expiration of certain marketing arrangements during 2022 and the early part of 2023, partially offset by new marketing services we provided as part of trade and barter transactions, which totaled $1.1 million for 2023.

Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.
For the years ended December 31, 2023, and 2022, our operating expenses were 101.4 million and 133.3 million, respectively, a decrease of $32.0 million, or 24%.
Cost of Revenues
Cost of revenues encompasses content amortization, distribution fees, revenue sharing arrangements, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.
Distribution fees include payment processing fees and revenue share arrangements with Smart Bundle and digital distributor partners, as well as fees owed to the Spiegel Venture related to our German SVOD service. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. The MVPD, vMVPD and digital distributor partners making up our Partner Direct business pay us a license fee, and host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.
The following table details cost of revenues for the years ended December 31, 2023, and 2022:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2023		2022

Content amortization	$22,905	64%	$39,291	76%	$(16,386)	(42%)
Other*	12,648	36%	12,245	24%	$403	3%
Total cost of revenues	$35,553	100%	$51,536	100%	$(15,983)	(31%)

* Includes commissions, distribution, production and broadcast, promotions and sponsorships, and other expenses.
For the year ended December 31, 2023, cost of revenues decreased to $35.6 million from $51.5 million, a 31% reduction. This decrease was mostly driven by a 42% decline in content amortization due to fewer presale agreements, as discussed above, a reduction in content acquisitions and releases during the year and the content impairment that we recorded in the third quarter of 2023. This decline was partially offset by an increase in other cost of revenues, resulting mainly from new promotional arrangements that we entered into during the year.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the year ended December 31, 2023, advertising and marketing expenses decreased to $17.4 million from $40.7 million in 2022. This decrease of $23.3 million, or 57%, is primarily due to fewer contractual marketing commitments during 2023, as we ended partnerships with significant marketing commitments and refocused on lower-cost paid-marketing campaigns.
General and Administrative
Our general and administrative costs are associated with certain administrative functions, including corporate governance, executive management, information technology, finance and human resources. These costs consist largely of compensation expense, subscriptions that support our business, professional services, licenses and rent. While personnel levels may fluctuate based on our needs, we tend to focus on hiring and retaining revenue-generating personnel, such as sales staff and roles that support the improvement, maintenance and marketing of our different revenue streams.

The following table details general and administrative costs for the years ended December 31, 2023, and 2022:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2023		2022

Payroll and related	$12,186	41%	$15,016	40%	$(2,830)	(19%)
Professional services	6,295	21%	8,145	22%	(1,850)	(23%)
Stock-based compensation	3,999	14%	6,644	18%	(2,645)	(40%)
Restructuring[1]	819	3%	—	—%	819	n/m2
Other[3]	6,148	21%	7,674	20%	(1,526)	(20%)
Total general and administrative	$29,447	100%	$37,479	100%	(8,032)	(21%)

[1] Comprised primarily of severance and workforce optimization costs resulting from a December 2023 reduction in workforce.
[2] Percentage not meaningful.
[3] Includes facilities costs, depreciation and amortization, insurance, technology and subscriptions, travel and other expenses.
For the year ended December 31, 2023, general and administrative expenses decreased to $29.4 million from $37.5 million for the year ended December 31, 2022. This decrease of $8.0 million, or 21%, was primarily the result of lower stock-based compensation and payroll and related costs of a $2.6 million and $2.8 million, driven by our smaller average workforce size in 2023 as well as reduced incentive compensation. Professional services costs also declined 23% as we streamlined various outside services during the year and brought certain finance and operations functions internal.
Impairment of Content Assets, Goodwill and Intangible Assets
The Company’s primary business model is subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been, or are expected to be abandoned. For a discussion of the accounting policies for content impairment write-down and management estimates involved therein, see Critical Accounting Policies and Estimates below.
During the three months ended September 30, 2023, we identified certain indicators of impairment related to content assets and performed an analysis of these assets to assess if their fair value was less than their unamortized costs. Refer to Note 4 - Balance Sheet Components for further discussion. As a result of this analysis, we incurred an impairment charge of $19.0 million related to our content assets for the year ended December 31, 2023. In comparison, no such impairment of content assets was incurred during 2022.
In addition, during the year ended December 31, 2023, we separately performed an analysis of our investments in equity method investees to determine if an “other-than-temporary” impairment existed. During the year ended December 31, 2022, we recorded a goodwill and intangibles asset impairment charge of $3.6 million as a result of the impairment analyses performed. The impairment charge was applied against the entire balance of goodwill and substantially all of the intangible assets balance.

Fair Value of Warrant Liability, Interest and Other Income and Equity Method Investment Loss
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our Common Stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values. For the year ended December 31, 2023, the Company recognized a $0.2 million gain in the fair value of our warrant liability, compared to a $5.4 million gain recognized in 2022. These gains are primarily the result of decreases in the fair value of the liabilities related to the Private Placement Warrants for the respective periods. For additional information, including the significant assumptions used to determine fair value, see Note 7 - Stockholders Equity, in the Notes to Consolidated Financial Statements.
Interest and Other Income
For the year ended December 31, 2023, interest and other income increased by $1.1 million, primarily due to our cash and cash equivalents accounts benefiting from higher market interest rates.
Equity Method Investment Loss
During the year ended December 31, 2023, we recorded a $5.4 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula, compared to a $0.8 million loss in 2022. The increase in loss in 2023 was primarily the result of impairment charges we recorded during the year for the Spiegel Venture and Nebula of $2.0 million and $2.3 million, respectively.
Income Taxes
For the years ended December 31, 2023, and 2022, we had a provision for income taxes of $0.5 million and $0.4 million, respectively, due to generating losses before income taxes in each year. The provision for income taxes is primarily related to foreign withholding income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2023, our cash and cash equivalents, including restricted cash, totaled $38.2 million. Our cash and cash equivalents mainly consist of investments in institutional money market funds and short-term deposits held at major global financial institutions. We continuously monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
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

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022

Net cash used in operating activities	$(16,172)	$(39,523)
Net cash provided by investing activities	14,003	62,701
Net cash used in financing activities	(123)	(218)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,292)	$22,960
Operating Activities
Cash flow from operating activities primarily consists of net losses, changes to our content assets (including additions and amortization), and other working capital items. The following table presents a summary of our cash flows from operating activities for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2023	2022

Net loss	(48,896)	(50,917)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(213)	(5,404)
Additions to content assets	(18,316)	(34,771)
Change in content liabilities	(2,455)	(6,822)
Amortization of content assets	22,905	39,291
Impairment of content assets, goodwill and intangible assets	18,970	3,603
Stock-based compensation	3,999	6,644
Equity interests loss	5,404	846
Other non-cash items	1,003	3,031
Changes in operating assets and liabilities	1,427	4,976
Net cash used in operating activities	(16,172)	(39,523)
During the years ended December 31, 2023, and 2022, we recorded a net cash outflow from operating activities of $16.2 million and $39.5 million, respectively, or a decline in outflow in 2023 of $23.4 million, or 59%.
Our 2023 net cash outflow was primarily due to the $48.9 million net loss, additions to content assets and change in content liabilities of $18.3 million and $2.5 million, respectively, as well as changes in accrued expenses and other liabilities and accounts payable of $4.5 million and $1.3 million, respectively. This was partially offset by noncash items such as amortization of content assets of $22.9 million, impairment of content assets of $19.0 million, stock-based compensation of $4.0 million and equity method investment loss of $5.4 million. Additionally, the change in accounts receivable was $6.1 million. Of the $18.3 million in additions to content assets for the year ended December 31, 2023, $9.5 million was attributable to non-cash trade and barter arrangements.
For the year ended December 31, 2022, net cash used by operating activities was primarily driven by our $50.9 million net loss, $6.4 million addback of net non-cash expenses net of content additions, and $5.0 million of net cash provided by changes in operating assets and liabilities. The most significant components of net non-cash expenses include amortization of content assets of $39.3 million and stock-based compensation expense of $6.6 million, substantially offset by additions to content assets of $34.8 million and the change in the fair value of warrant liability of $5.4 million. The components of changes in operating assets and liabilities were primarily attributed to an increase in accounts receivable of $11.9 million and increase in other assets of $3.4 million, partially offset by a decrease in deferred revenue of $8.3 million, increase in accounts payable of $2.7 million and decrease in accrued expenses and other liabilities of $4.6 million.

Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the years ended December 31, 2023, and 2022, we recorded net cash inflows from investing activities of $14.0 million and $62.7 million, respectively, or a decrease of cash inflow of $48.7 million, or 78%.
Our 2023 cash inflow was primarily due to maturities of investments in debt securities of $15.0 million, offset by our investment in the Spiegel Venture of $1.0 million.
For the year ended December 31, 2022, we recorded a net cash inflow from investing activities of $62.7 million. The net cash inflow provided by investing activities was primarily due to the sale and maturities of investments in debt securities of $66.8 million, partially offset by purchases of investments in debt securities of $1.5 million and investments in Nebula of $2.4 million.
Financing Activities
For the years ended December 31, 2023, and 2022, net cash used in financing activities was $0.1 million and $0.2 million, respectively, primarily due to payments related to tax withholding.
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
OFF BALANCE SHEET ARRANGEMENTS
As of December 31, 2023, we had no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Certain amounts included in or affecting the financial statements presented in this Annual Report and related disclosures must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.
Content Assets
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. Content license terms generally include a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within “Net cash used in operating activities” on the consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets.

The Company recognizes its content assets as “Content assets, net” on the consolidated balance sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.
Amortization of content assets is reported within “Cost of revenues” in the consolidated statements of operations. Based on factors including historical and estimated viewing patterns, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts.
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
The Company’s primary business model is subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been, or are expected to be abandoned.
During the three months ended September 30, 2023, the Company assessed the fair value of its content assets as a result of identifying indicators of impairment related to those assets. The Company determined that the unamortized cost exceeded the fair value, and as such, the Company recorded a $19.0 million impairment of its content assets. Refer to Note 4 - Balance Sheet Components for further discussion of the results of these analyses.
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of acquisitions over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level, which is the same or one level below the operating segment level. The Company has determined that it has one reporting unit.
The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed. However, if the Company concludes otherwise, an impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill.
Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. Amortization is recorded within general and administrative expenses in the consolidated statements of operations. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value.
46

During the second quarter of 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022, and recognized a goodwill impairment charge of $2.8 million for the three months ended June 30, 2022, as the fair value of the reporting unit was less than the related carrying value. This charge was included in impairment of goodwill and intangible assets in the Company’s consolidated statements of operations for the year ended December 31, 2022.
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
During the second quarter of 2022, the Company also identified the existence of impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which was included within impairment of goodwill and intangible assets in the Company’s consolidated statement of operations for the year ended December 31, 2022.
In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for our asset group may result in significantly different estimates of fair value.
Revenue Recognition
The Company’s performance obligations include:
1.Access to its SVOD platform on a subscription basis either directly or through a partner, whereby the performance obligation is satisfied as access is provided following any free trial period;
2.Access to the Company’s content assets, whereby the performance obligation is satisfied as access to the content is provided; and
3.Licenses of specific program titles, whereby the performance obligation is satisfied as that content is made available for the customer to use.
Subscriptions
Direct-to-Consumer - O&O Consumer Service. The Company generates revenue from subscription fees from its O&O Consumer Service. CuriosityStream subscribers enter into month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve-month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.
47

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
Direct-to-Consumer - App Services. The Company also earns subscription revenues through its App Services. These subscriptions are similar to the O&O Service subscriptions, but are generated based on agreements with certain streaming media players as well as with Smart TV brands and gaming consoles. Under these agreements, the streaming media player typically bills the subscriber directly and then remits the collected subscriptions to the Company, net of a distribution fee. The Company recognizes the gross subscription revenues when earned and simultaneously recognizes the corresponding distribution fees as an expense. The Company is the principal in these relationships as the Company retains control over service delivery to its subscribers.
Enterprise. The Company's Enterprise business is comprised primarily of selling subscriptions in bulk to companies and organizations that in turn offer these subscriptions to their employees and members as an employment benefit or “gift of curiosity.”
License Fees
Content Licensing. The Company has distribution agreements which grant a licensee limited distribution rights to the Company’s programs for varying terms, generally in exchange for a fixed license fee. Revenue is recognized once the content is made available for the licensee to use.
Partner Direct and Bundled Distribution. The Company generates license fee revenues from MVPDs such as Comcast and Cox as well as from vMVPDs such as Amazon Prime and Sling TV (MVPDs and vMVPDs are also referred to as affiliates). Under the terms of the agreements with these affiliates, the Company receives license fees based upon contracted programming rates and subscriber levels reported by the affiliates. In exchange, the Company licenses its content to the affiliates for distribution to their subscribers. The Company earns revenue under these agreements either based on the total number of subscribers multiplied by rates specified in the agreements or based on fixed fee arrangements. These revenues are recognized over the term of each agreement when earned.
Trade and Barter Transactions
In the second quarter of 2023, the Company began entering into trade and barter transactions. The primary purpose of the transactions is the exchange of content assets through licensing agreements with media counterparties, while certain transactions may also include the exchange of advertising, whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to confirm that the content assets, advertising or other services it receives have economic substance, and records revenue in an amount equal to the fair value of what it receives and at the time that it completes its performance obligation. For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred.
RECENT ACCOUNTING PRONOUNCEMENTS
The JOBS Act allows the Company, as an EGC, to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.
48

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities in the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires a lessee to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases.
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
The adoption of this standard resulted in the recognition of operating lease liabilities of $5.3 million, with corresponding right-of-use (ROU) assets in the amount of $4.0 million, net of existing deferred rent and lease incentives of $1.3 million. The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. Adoption of this new guidance did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 13 - Leases in the Notes to Consolidated Financial Statements for further information regarding the impact of adoption of Topic 842 on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-02'). The amendments in this update introduced a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company determines its allowance for doubtful accounts based on historical loss experience, customer financial condition, and current economic conditions. The Company adopted the new standard effective January 1, 2023. This adoption did not have a material impact on the Company's consolidated financial statements.
Accounting Pronouncements Issued but not Adopted
In November 2023, the FASB" issued ASU No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
49

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Index to Audited Financial Statements of CuriosityStream Inc. as of and for the years ended December 31, 2023, and 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CuriosityStream Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CuriosityStream Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

Baltimore, Maryland

March 25, 2024

CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2023	2022

Assets
Current assets
Cash and cash equivalents	$37,715	$40,007
Restricted cash	500	500
Short-term investments in debt securities	—	14,986
Accounts receivable, net	4,760	10,899
Other current assets	2,315	3,118
Total current assets	45,290	69,510
Investments in equity method investees	6,354	10,766
Property and equipment, net	727	1,094
Content assets, net	44,943	68,502
Operating lease right-of-use assets	3,350	3,702
Other assets	358	539
Total assets	$101,022	$154,113

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$407	$2,862
Accounts payable	4,765	6,065
Accrued expenses and other liabilities	3,705	7,752
Deferred revenue	14,521	14,281
Total current liabilities	23,398	30,960
Warrant liability	44	257
Non-current operating lease liabilities	4,283	4,648
Other liabilities	651	622
Total liabilities	28,376	36,487
Stockholders’ equity
Common Stock, $0.0001 par value – 125,000 shares authorized as of December 31, 2023 and December 31, 2022; 53,286 shares issued and outstanding as of December 31, 2023; 52,853 shares issued and outstanding as of December 31, 2022	5	5
Additional paid-in capital	362,636	358,760
Accumulated other comprehensive loss	—	(40)
Accumulated deficit	(289,995)	(241,099)
Total stockholders’ equity	72,646	117,626
Total liabilities and stockholders’ equity	$101,022	$154,113
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022

Revenues	$56,889	$78,043
Operating expenses
Cost of revenues	35,553	51,536
Advertising and marketing	17,390	40,709
General and administrative	29,447	37,479
Impairment of content assets	18,970	—
Impairment of goodwill and intangible assets	—	3,603
Total operating expenses	101,360	133,327
Operating loss	(44,471)	(55,284)
Change in fair value of warrant liability	213	5,404
Interest and other income	1,272	176
Equity interests loss	(5,404)	(846)
Loss before income taxes	(48,390)	(50,550)
Provision for income taxes	506	367
Net loss	$(48,896)	$(50,917)
Net loss per share
Basic	$(0.92)	$(0.96)
Diluted	$(0.92)	$(0.96)
Weighted average number of common shares outstanding
Basic	53,044	52,787
Diluted	53,044	52,787
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2023	2022

Net loss	$(48,896)	$(50,917)
Other comprehensive income (loss)
Unrealized gain on available for sale securities	40	182
Total comprehensive loss	$(48,856)	$(50,735)
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands)	Shares	Amount

Balance as of December 31, 2021	52,677	$5	$352,334	$(222)	$(190,182)	$161,935
Net loss	—	—	—	—	(50,917)	(50,917)
Stock-based compensation, net	176	—	6,426	—	—	6,426
Other comprehensive loss	—	—	—	182	—	182
Balance as of December 31, 2022	52,853	$5	$358,760	$(40)	$(241,099)	$117,626
Net loss	—	—	—	—	(48,896)	(48,896)
Stock-based compensation, net	434	—	3,876	—	—	3,876
Other comprehensive income	—	—	—	40	—	40
Balance as of December 31, 2023	53,287	$5	$362,636	$—	$(289,995)	$72,646
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(48,896)	$(50,917)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(213)	(5,404)
Additions to content assets	(18,316)	(34,771)
Change in content liabilities	(2,455)	(6,822)
Amortization of content assets	22,905	39,291
Depreciation and amortization expenses	496	699
Impairment of content assets	18,970	—
Impairment of goodwill and intangible assets	—	3,603
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	26	1,191
Stock-based compensation	3,999	6,644
Equity interests loss	5,404	846
Other non-cash items	481	1,141
Changes in operating assets and liabilities
Accounts receivable	6,139	11,862
Other assets	855	3,355
Accounts payable	(1,295)	2,654
Accrued expenses and other liabilities	(4,542)	(4,645)
Deferred revenue	270	(8,250)
Net cash used in operating activities	(16,172)	(39,523)

Cash flows from investing activities
Purchases of property and equipment	(5)	(130)
Investment in equity method investees	(992)	(2,438)
Sales of investments in debt securities	—	22,893
Maturities of investments in debt securities	15,000	43,873
Purchases of investments in debt securities	—	(1,497)
Net cash provided by investing activities	14,003	62,701

Cash flows from financing activities
Payments related to tax withholding	(123)	(218)
Net cash used in provided by financing activities	(123)	(218)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,292)	22,960
Cash, cash equivalents and restricted cash, beginning of period	40,507	17,547
Cash, cash equivalents and restricted cash, end of period	$38,215	$40,507

Supplemental disclosure:
Cash paid for taxes	$195	$614
Cash paid for operating leases	466	486
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,965
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND BUSINESS
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
The principal business of CuriosityStream Inc. (the "Company" or "CuriosityStream") is providing customers with access to high quality factual content via a direct subscription video on-demand (SVOD) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The Company's online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The Company's SVOD platform offers more than 6,000 accessible on-demand and ad-free productions and includes shows and series from leading non-fiction producers.
The Company’s content assets are available for consuming directly through its owned and operated website (“O&O Consumer Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the location of the subscriber, the content included (e.g., Direct Service or Smart Bundle service) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles. In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as content licensing arrangements. The Company also sells selected rights to content created before production begins.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization, the assessment of the recoverability of content assets and equity method investments, and the determination of fair value estimates related to non-monetary transactions, share-based awards and liability classified warrants.
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
Accounts receivables, net are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. and Germany.

During the year ended December 31, 2023, the top three customers accounted for 11% of the Company’s revenues with no customer individually accounting for 10% of the Company’s revenues. These same three customers accounted for 18% of the Company’s accounts receivables as of December 31, 2023.
During the year ended December 31, 2022, the top three customers accounted for 21% of the Company’s revenues with no customer individually accounting for 10% of the Company’s revenues. These same three customers accounted for 28% of the Company’s accounts receivables as of December 31, 2022.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Restricted cash maintained under agreements that legally restrict the use of such funds is not included within cash and cash equivalents and is reported in a separate line item on the consolidated balance sheets as of December 31, 2023, and 2022.
FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The applicable accounting guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability.
The accounting guidance establishes three levels of inputs that may be used to measure fair value:
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
The Company’s liabilities measured at fair value on a recurring basis include its private placement warrants issued to Software Acquisition Holdings LLC, the Company’s former Sponsor, in a private placement offering (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 7 - Stockholders' Equity for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances, e.g., when there is evidence of impairment indicators. During the three months ended June 30, 2023, and September 30, 2023, the Company performed certain analyses of its investments in equity method investees to determine if an “other-than-temporary” impairment existed. In addition, the Company assessed the fair value of its content as a result of identifying indicators of impairment related to those assets. The resulting fair value measurements of the equity-method investments and content assets are considered to be Level 3 measurements. Refer to Note 3 - Equity Investments and Business Combinations and Note 4 - Balance Sheet Components for further discussion of the results of these analyses.
The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities are carried at cost, which approximates fair value because of the short-term maturity of these instruments.
INVESTMENTS
The Company may hold investments in money market funds, government debt securities, and corporate debt securities which the Company classifies as available-for-sale. The investments are therefore carried at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2).
Unrealized gains and losses are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit). Realized gains and losses are reclassified from accumulated other comprehensive income or loss into earnings as a component of net income or loss. The Company evaluates unrealized losses on investments, if any, to determine if other-than-temporary impairment is required to be recognized. No such other-than-temporary impairments were recognized during the years ended December 31, 2023, and 2022. Investments in debt securities that will mature within one year of the balance sheet dates are reflected as short-term investments in debt securities in the accompanying consolidated balance sheets.
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
The Company’s equity method investments are initially reported at cost and then adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Equity method investment income (loss)” on the consolidated statements of operations. The Company classifies distributions received from equity method investments using the cumulative earnings approach in the consolidated statements of cash flows.
ACCOUNTS RECEIVABLE
Accounts receivable is comprised of receivables from subscriptions revenue, license fees revenue, and other revenue. The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based on a review of the estimated collectability of the specific accounts and historical loss experience and existing economic conditions. Uncollectible amounts are written off against the allowance for doubtful accounts once management determines collection of such amount, or a portion thereof, to be less than probable. As of December 31, 2023, and 2022, allowance for doubtful accounts amounted to $0.5 million and $0.1 million, respectively.
CONTENT ASSETS
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. Content license terms generally include a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within “Net cash used in operating activities” on the consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets.
The Company recognizes its content assets as “Content assets, net” on the consolidated balance sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

Amortization of content assets is reported within “Cost of revenues” in the consolidated statements of operations. Based on factors including historical and estimated viewing patterns, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts.
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
The Company’s primary business model is subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been, or are expected to be abandoned.
During the three months ended September 30, 2023, the Company assessed the fair value of its content assets as a result of identifying indicators of impairment related to those assets. The Company determined that the unamortized cost exceeded the fair value, and as such, the Company recorded a $19.0 million impairment of its content assets. Refer to Note 4 - Balance Sheet Components for further discussion of the results of these analyses.
PROPERTY AND EQUIPMENT
Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.
LONG-LIVED ASSETS
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2023, and 2022, the Company recognized no impairment charges related to long-lived assets .
GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the cost of acquisitions over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed. At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level, which is the same or one level below the operating segment level. The Company has determined that it has one reporting unit.
The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed. However, if the Company concludes otherwise, an impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill.

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. Amortization is recorded within general and administrative expenses in the consolidated statements of operations. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value.
During the second quarter of 2022, the Company experienced a sustained decrease in its share price, and this triggering event was an indication that it was more likely than not that the fair value of the Company’s single reporting unit was below its carrying value. The Company performed an interim goodwill impairment test of its goodwill as of June 30, 2022, and recognized a goodwill impairment charge of $2.8 million for the three months ended June 30, 2022, as the fair value of the reporting unit was less than the related carrying value. This charge was included in impairment of goodwill and intangible assets in the Company’s consolidated statements of operations for the year ended December 31, 2022.
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
During the second quarter of 2022, the Company also identified the existence of impairment indicators with respect to certain of the Company’s definite-lived intangible assets. As a result, the Company performed an impairment test by comparing the carrying values of the intangible assets to their respective fair values, which were determined based on forecasted future cash flows. As a result of this impairment test, the Company recorded an impairment charge of $0.8 million during the three months ended June 30, 2022, which was included within impairment of goodwill and intangible assets in the Company’s consolidated statement of operations for the year ended December 31, 2022.
In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for our asset group may result in significantly different estimates of fair value.
WARRANT LIABILITY
The Company classifies its Private Placement Warrants as liabilities, as the terms of these warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. Such provisions would preclude the warrant from classification as equity, and thus the warrant is classified as a liability. The Private Placement Warrants are recorded at fair value on the consolidated balance sheets and changes in their fair value each period are reported in “Change in fair value of warrant liability” in the consolidated statements of operations.

REVENUE RECOGNITION
Subscriptions
O&O Consumer Service
The Company generates revenue from subscription fees from its O&O Consumer Service. CuriosityStream subscribers enter into month-to-month or annual subscriptions with the Company. The Company bills the monthly subscriber on each subscriber’s monthly anniversary date and recognizes the revenue ratably over each monthly membership period. The annual subscription fees are collected by the Company at the start of the annual subscription period and are recognized ratably over the subsequent twelve-month period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.
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
Partner Direct and Bundled Distribution
The Company generates license fee revenues from MVPDs such as Comcast and Cox as well as from vMVPDs such as Amazon Prime and Sling TV (MVPDs and vMVPDs are also referred to as affiliates). Under the terms of the agreements with these affiliates, the Company receives license fees based upon contracted programming rates and subscriber levels reported by the affiliates. In exchange, the Company licenses its content to the affiliates for distribution to their subscribers. The Company earns revenue under these agreements either based on the total number of subscribers multiplied by rates specified in the agreements or based on fixed fee arrangements. These revenues are recognized over the term of each agreement when earned.

Trade and Barter Transactions
In the second quarter of 2023, the Company began entering into trade and barter transactions. The primary purpose of the transactions is the exchange of content assets through licensing agreements with media counterparties, while certain transactions may also include the exchange of advertising, whereby the Company and its counterparty exchange media campaigns or other promotional services. The Company reviews each transaction to confirm that the content assets, advertising or other services it receives have economic substance, and records revenue in an amount equal to the fair value of what it receives and at the time that it completes its performance obligation. For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred.
COST OF REVENUES
Cost of revenues primarily includes content asset amortization, streaming delivery costs, payment processing costs and distribution fees.
ADVERTISING AND MARKETING
Advertising and marketing expenses include digital, radio, and television advertisements as well as brand awareness expenditures. These costs are expensed as incurred. For the years ended December 31, 2023, and 2022, advertising and marketing expenses were $17.4 million and $40.7 million, respectively, and are reflected in the accompanying consolidated statements of operations.
STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur. Refer to Note 9 - Stock-Based Compensation in the Notes to Consolidated Financial Statements for further information.
RESTRUCTURING
From time to time, the Company approves and implements restructuring plans for the purpose of internal resource alignment and cost saving measures. Such restructuring plans may include terminating employees and cancellation of contracts. In December 2023, the Company initiated a plan to eliminate 13 full-time positions, about 20% of its workforce at the time. As a result, the Company recorded a one-time, pre-tax restructuring charge of $0.8 million, comprised primarily of severance and workforce optimization costs and reflected within general and administrative expenses in the accompanying consolidated statements of operations. Of this amount, the Company paid $0.1 million in 2023 and expects to pay $0.7 million in 2024.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The JOBS Act allows the Company, as an EGC, to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities in the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires a lessee to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases.
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
The adoption of this standard resulted in the recognition of operating lease liabilities of $5.3 million, with corresponding right-of-use (ROU) assets in the amount of $4.0 million, net of existing deferred rent and lease incentives of $1.3 million. The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. Adoption of this new guidance did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 13 - Leases in the Notes to Consolidated Financial Statements for further information regarding the impact of adoption of Topic 842 on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-02'). The amendments in this update introduced a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company determines its allowance for doubtful accounts based on historical loss experience, customer financial condition, and current economic conditions. The Company adopted the new standard effective January 1, 2023. This adoption did not have a material impact on the Company's consolidated financial statements.
Accounting Pronouncements Issued but not Adopted
In November 2023, the FASB" issued ASU No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 3 - EQUITY INVESTMENTS AND BUSINESS COMBINATIONS
EQUITY INVESTMENTS
The Company’s holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The carrying values for these investments as of December 31, 2023, and 2022, were as follows:

(in thousands)	Spiegel Venture	Nebula	Total

Balance, December 31, 2022	$2,899	$7,867	$10,766
Investments in equity method investees	992	—	992
Equity interests (loss) income*	(2,155)	(3,249)	(5,404)
Balance, December 31, 2023	$1,736	$4,618	$6,354

* Equity interests loss amounts include impairments during 2023 of $2.0 million for the Spiegel Venture and $2.3 million for Nebula.
Spiegel Venture
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH ("Spiegel TV") and Autentic GmbH ("Autentic"), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to pay television audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of December 31, 2023.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company is required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined Spiegel Venture had achieved such financial targets, resulting in the Company paying the Holdback Payment in the amount of $0.9 million during July 2023.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell its ownership interests in Spiegel Venture (“Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the SPA, is initially exercisable only during the period that is the later of (i) the 30-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2024, and (ii) the period between March 1, 2025 and March 31, 2025.
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits it to require the Company to purchase their interest (“Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable upon the achievement of certain defined conditions, as outlined in the SPA, and is initially exercisable only during the period that is the later of i) the 60-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026.
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

Since the time of its original investment, the Company has been obligated to purchase additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula meets certain quarterly targets. The Company has made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of December 31, 2023. The Company did not make further investments in Nebula during the year ended December 31, 2023, and the obligation to make additional purchases ended as of September 30, 2023. The Company has not received dividends from Nebula as of December 31, 2023.
Since August 2021, the Company has included access to Nebula’s SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of the Company’s Smart Bundle subscription package. As part of this arrangement, the Company has shared revenue with Nebula, based on certain metrics, and paid monthly. On September 26, 2023, Nebula provided the Company with a notice of non-renewal (the “Nebula Non-Renewal”), which resulted in the expiration of the revenue share at the end of 2023. Nebula is still required to make its service available to subscribers to either of these offerings through the end of the term of any such subscription that exists as of December 31, 2023.
Impairment Assessment
The Company regularly reviews its investments in equity method investees for impairment, including when the carrying value of an investment exceeds its related market or fair value. If it has been determined that an investment has sustained an “other-than-temporary” decline in value, the investment is written-down to its fair value. The factors the Company considers in determining an “other-than-temporary” decline has occurred include, but are not limited to, (i) the determined market value of the investee in relation to its cost basis, (ii) the financial condition and operating performance of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
As a result of the Company’s impairment analysis related to the Spiegel Venture, the Company determined the carrying value of its investment in the Spiegel Venture exceeded the fair value as of June 30, 2023, and as such the Company recorded a $2.0 million impairment for the three months ended June 30, 2023. This impairment charge in included within equity method investment loss for the year ended December 31, 2023.
As a result of the Company’s impairment analysis related to Nebula, the Company determined that the carrying value of this investment exceeded the fair value as of September 30, 2023. As such, the Company recorded a $2.3 million impairment for the three months ended September 30, 2023. The primary factor impacting the decrease in fair value of this investment was the expected decrease in Nebula’s revenue share as a result of the Nebula Non-Renewal, as discussed above. This impairment charge in included within equity method investment loss for the year ended December 31, 2023.
BUSINESS COMBINATIONS
Acquisition of One Day University
On May 11, 2021, the Company entered into an asset purchase agreement to acquire 100% of One Day University ("ODU") for the aggregate consideration of $4.5 million. ODU provides access to talks and lectures from professors at colleges and universities in the U.S. The Company paid $4.0 million of cash consideration with the remaining $0.5 million to be held by the Company as a holdback for indemnification purposes. On May 11, 2022, the ODU holdback of $0.5 million was paid to the previous owners from escrow funds previously classified as restricted cash.
Acquisition of Learn25
On August 13, 2021, the Company entered into an asset purchase agreement to acquire 100% of Now You Know Media Inc. (“Learn25”) for fixed cash consideration of $1.5 million in addition to an earnout of up to $0.6 million based on the achievement of certain revenue targets post-acquisition through fiscal year 2021. Learn25 provides access to hundreds of audio and video programs on history, science, psychology, health, religion, and other topics from various professors and subject-matter experts around the world. The Company paid $1.4 million of cash consideration with the remaining $0.2 million to be held by the Company as a holdback for indemnification purposes. On February 11, 2022, the Company paid an earnout of $0.5 million pursuant to the achievement of revenue targets in 2021. On March 4, 2022, the Learn25 holdback of $0.2 million was paid to the previous owners from escrow funds previously classified as restricted cash.

NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2023, and 2022 is as follows:

	December 31,
(in thousands)	2023	2022

Cash and cash equivalents	$37,715	$40,007
Restricted cash	500	500
Cash, cash equivalents and restricted cash	$38,215	$40,507
As of December 31, 2023, and 2022, restricted cash included cash deposits of $0.5 million required by a bank as collateral related to corporate credit card agreements.
On March 4, 2022, the Company paid the Learn25 holdback of $0.2 million to the previous owners of Learn25 from escrow funds previously classified as restricted cash. On April 16, 2022, the Paycheck Protection Program (PPP) loan was forgiven, and $1.2 million of funds were released from escrow to the Company and reclassified from restricted cash to cash and cash equivalents. On May 11, 2022, the Company paid the ODU holdback of $0.5 million to the previous owners of ODU from escrow funds previously classified as restricted cash.
To determine the fair value of its investments in money market funds and corporate debt securities, the Company uses unadjusted quoted market prices (Level 1 inputs), and quoted prices for comparable assets (Level 2 inputs), respectively. As of December 31, 2023, and December 31, 2022, the fair value of the Company’s securities investments was as follows:

	December 31, 2023			December 31, 2022
(in thousands)	Cash and Cash Equivalents	Short-term Investments	Total	Cash and Cash Equivalents	Short-term Investments	Total

Level 1 Securities
Money market funds	$36,072	$—	$36,072	$17,724	$—	$17,724
Total Level 1 Securities	36,072	—	36,072	17,724	—	17,724
Level 2 Securities
Corporate debt securities	—	—	—	—	14,986	14,986
Total Level 2 Securities	—	—	—	—	14,986	14,986
Total	$36,072	$—	$36,072	$17,724	$14,986	$32,710
The Company did not hold any debt securities as of December 31, 2023.
The following table summarizes the Company’s corporate, U.S. government, and municipal debt securities as of December 31, 2022:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt Securities:
Corporate	$15,026	$—	$(40)	$14,986
Total	$15,026	$—	$(40)	$14,986

Realized losses were less than $0.1 million reported in interest and other income in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022.
The fair value of the Company’s investments in corporate, U.S. government, and municipal debt securities as of December 31, 2022, by contractual maturity is as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$15,026	$14,986
Due after one year through five years	—	—
Due after five years	—	—
Total	$15,026	$14,986
CONTENT ASSETS
As of December 31, 2023, and 2022, content assets consisted of the following:

	December 31,
(in thousands)	2023	2022

Licensed content, net
Released, less amortization and impairment[1]	$8,271	$11,154
Prepaid and unreleased	8,357	4,014
Total licensed content, net	16,628	15,168

Produced content, net
Released, less amortization and impairment[2]	22,880	33,094
In production	5,435	20,240
Total produced content, net	28,315	53,334
Total content assets	$44,943	$68,502

[1] The December 31, 2023, amount reflects a $4.4 million impairment charge recorded for the three months ended September 30, 2023. See Impairment Assessment below.
[2] The December 31, 2023, amount reflects a $14.6 million impairment charge recorded for the three months ended September 30, 2023. See Impairment Assessment below.
Of the $8.3 million unamortized cost of licensed content that had been released as of December 31, 2023, the Company expects that $3.8 million, $2.3 million, and $1.5 million will be amortized in each of the next three years. Of the $22.9 million unamortized cost of produced content that had been released as of December 31, 2023, the Company expects that $8.7 million, $6.0 million, and $4.9 million will be amortized in each of the next three years.
Impairment Assessment
The Company’s primary business model is subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been, or are expected to be abandoned.

During the three months ended September 30, 2023, due to the continued adverse macro and microeconomic conditions, including the competitive environment and its impact on the Company’s subscriber growth, the Company revised its forecasted subscriber growth and forecasted cash flow assumptions. Additionally, companies in the streaming industry experienced a decline in market valuations, and reflecting this market trend and the factors above, the market price of the Company’s common shares had declined significantly through September 30, 2023.

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
Within the discounted cash flow analysis used in the content impairment assessment, the Company used EBITDA margin rates ranging from 50.0% to 68.0%. These rates are generally dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the assumptions used in the analysis.
The Company used a discount rate of 14.0% in the discounted cash flow analysis. This rate was based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with the Company’s content assets. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the debt and equity markets.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s consolidated statements of operations. For the years ended December 31, 2023, and 2022, content amortization was as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Licensed content	$7,250	$8,480
Produced content	15,655	30,811
Total	$22,905	$39,291
PROPERTY AND EQUIPMENT
As of December 31, 2023, and 2022, property and equipment, summarized by major classifications, were as follows:

	Estimated Useful Life (in Years)	December 31,
(in thousands)		2023	2022

Furniture and fixtures	10 to 15	$101	$108
Equipment	5	1,040	1,252
Computer and software	3 to 5	570	857
Website and application development	3	37	37
Leasehold improvements	Lesser of lease term or lives	703	703
Work-in-progress	—	5	5
Property and equipment, gross		2,456	2,962
Less accumulated depreciation and amortization		1,729	1,868
Property and equipment, net		$727	$1,094

Depreciation and amortization expense related to property and equipment, including the amortization of leasehold improvements, was $0.4 million and $0.4 million for the years ended December 31, 2023, and 2022, respectively.
GOODWILL
The change in goodwill for the year ended December 31, 2022, was as follows:

(in thousands)

Balance, December 31, 2021	$2,793
Impairment of Goodwill*	2,793
Balance, December 31, 2022	$—

* See Note 2 - Summary of Significant Accounting Policies for a more detailed explanation of goodwill impairment.
WARRANT LIABILITY
As described in Note 7 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of December 31, 2023, and 2022, was as follows:

	December 31,
(in thousands)	2023	2022

Level 3
Private Placement Warrants	$44	$257
Total Level 3	$44	$257
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the years ended December 31, 2023, and 2022, as well as the relative percentage to total revenue.

	Year Ended December 31,
(in thousands)	2023		2022

Direct Business:
Direct-to-Consumer:
O&O Consumer Service	$26,502	47%	$25,549	33%
App Services	3,384	6%	3,940	5%
Total Direct-to-Consumer	29,886	53%	29,489	38%
Partner Direct Business	4,706	8%	4,631	6%
Total Direct Business	34,592	61%	34,120	44%

Content Licensing:
Library sales*	11,739	21%	6,131	8%
Presales	2,308	4%	18,560	24%
Total Content Licensing	14,047	25%	24,691	32%

Bundled Distribution	6,316	11%	11,726	15%

Enterprise	141	—%	5,520	7%

Other	1,793	3%	1,986	3%

Total revenues	$56,889		$78,043

* The 2023 amount includes $9.9 million of trade and barter transactions.

REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2023, the Company expects to recognize revenues in the future related to performance obligations that are unsatisfied as follows:

	Year Ended December 31,
(in thousands)	2024	2025	2026	2027	Thereafter	Total

Remaining performance obligations	$2,240	$1,600	$1,251	$75	$55	$5,221
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed.
As of December 31, 2023, and 2022, total deferred revenues were $15.2 million and $14.9 million, respectively, with the non-current portions of $0.6 million as of December 31, 2023, and 2022, included in other liabilities on the consolidated balance sheets. The increase in deferred revenue was primarily due to higher subscription rates that the Company began to implement during 2023.
For the year ended December 31, 2023, the Company recognized revenues of $14.3 million related to amounts deferred as of December 31, 2022.
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
For the years ended December 31, 2023, and 2022, trade and barter revenues were as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Trade and barter license fees: Content licensing	$9,873	$—
Other trade and barter revenue*	1,130	—
Total trade and barter revenues	$11,003	$—

* Other revenue primarily relates to other marketing services

For the years ended December 31, 2023, and 2022, trade and barter advertising and marketing expenses were as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Trade and barter advertising and marketing	1,480	—
For the years ended December 31, 2023, and 2022, additions to content assets resulting from trade and barter transactions were as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Trade and barter additions to content assets	9,523	—
NOTE 6 - PAYCHECK PROTECTION PROGRAM LOAN
In early 2020, the Company applied for funding from the Paycheck Protection Program (“PPP”) in the amount of $1.2 million under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) (the “PPP Loan”). The PPP Loan was approved on May 1, 2020, was set to mature in May 2022 and bore interest at a rate of 1.0% per annum. The PPP provides that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The amount of loan proceeds eligible for forgiveness takes into account a number of factors, including the amount of loan proceeds used by the Company during the specified period after the loan origination for certain purposes including payroll costs, rent payments on certain leases, and certain qualified utility payments.
The Company elected to recognize earnings as funds are applied to covered expenses and classify the application of funds as a reduction of the related expense in the consolidated statement of operations. On April 16, 2022, the Company received the loan forgiveness letter from the Small Business Administration (SBA) stating that the loan had been forgiven in full, including applicable interest. Following receipt of the loan forgiveness notification letter, funds of $1.2 million were released from escrow, and the Company reclassified this amount from restricted cash to cash and cash equivalents on the consolidated balance sheet.
NOTE 7 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of December 31, 2023, and 2022, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (i) 125,000,000 shares of Common Stock and (ii) 1,000,000 shares of preferred stock.
WARRANTS
As of December 31, 2023, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
No warrants were exercised during the years ended December 31, 2023, and 2022.
The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholder’s equity (deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of December 31, 2023, and 2022 were as follows:

	December 31,
	2023	2022

Exercise price	$11.50	$11.50
Stock Price (CURI)	$0.54	$1.14
Expected volatility	100.00%	77.00%
Expected warrant term (years)	1.8	2.8
Risk-free interest rate	4.23%	4.22%
Dividend yield	0%	0%
Fair Value per Private Placement Warrant	$0.01	$0.07
The changes in fair value of the private placement warrant liability for the years ended December 31, 2023, and 2022 resulted in a gain of $0.2 million and $5.4 million, respectively.
NOTE 8 - EARNINGS (LOSS) PER SHARE
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
For the years ended December 31, 2023, and 2022, the components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022

Numerator — Basic and Diluted EPS
Net loss	$(48,896)	$(50,917)
Denominator — Basic and Diluted EPS
Weighted–average shares	53,044	52,787
Net loss per share — Basic and Diluted	$(0.92)	$(0.96)

Common shares issuable for warrants, options, and restricted stock units (RSU) represent the total amount of outstanding warrants, stock options, and restricted stock units as of December 31, 2023, and 2022. For the years ended December 31, 2023, and 2022, the following share equivalents were excluded from the calculation of diluted net loss per share as the inclusion of such shares would have been be anti-dilutive.

	Year Ended December 31,
(in thousands)	2023	2022

Options	32	4,632
Restricted Stock Units	2,058	759
Warrants	6,730	6,730
Total	8,820	12,121
NOTE 9 - STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.
In October 2020, the Company's board of directors (the "Board") adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Legacy CuriosityStream Stock Option Plan. Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units and restricted stock.

The following table summarizes stock option and RSU activity, prices, and values from December 31, 2022, to December 31, 2023:

		Stock Options			Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares*	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Shares	Weighted- Average Grant Date Fair Value

Balance as of December 31, 2022	1,814,964	4,632,093	$7.13	6.8	758,720	$7.14
Granted	(1,923,208)	—	—	—	1,923,208	$1.06
Options exercised and RSUs vested	151,666	—	—	—	(505,201)	$6.90
Forfeited or expired	4,718,582	(4,599,801)	$7.16	—	(118,781)	$9.11
Balance as of December 31, 2023	4,762,004	32,292	$5.79	5.9	2,057,946	$2.57

Exercisable as of December 31, 2022		3,003,687	$7.24	6.2
Exercisable as of December 31, 2023		27,143	$5.44	5.8
Unvested as of December 31, 2022		1,628,406	$6.93	8.0
Unvested as of December 31, 2023		5,149	$7.64	6.7

* Of the total 4,599,801 forfeited or expired stock options during 2023, 4,597,539 options were converted into 1,581,571 Restricted Stock Units (RSUs) in July 2023. Refer to the detailed explanation below for more information.

No options were exercised during the years ended December 31, 2023, and 2022.
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

On April 28, 2023, the Board authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange“) that permitted certain current employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the current market price of the Company’s Common Stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. For options that had already vested at the time of the Exchange, the resulting RSUs will vest in July 2024. Otherwise, the vesting schedules for unvested options at the time of the Exchange will remain the same for the resulting RSUs. As a result of the Exchange, 4.6 million of outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.
The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate to the expected term of the option. The Company does not currently anticipate declaring any dividends.
For the years ended December 31, 2023, and 2022, the assumptions used to value the options granted and the resulting weighted-average grant date fair value and stock-based compensation expense were as follows:

	Year Ended December 31,
(stock-based compensation in thousands)	2023	2022

Dividend yield	N/A	0%
Expected volatility	N/A	60% - 70%
Expected term (years)	N/A	6.0 - 6.5
Risk-free interest rate	N/A	1.40% - 2.95%
Weighted average grant date fair value	N/A	$1.91

Stock-based compensation—Options	$1,559	$3,829
Stock-based compensation—RSUs	$2,440	$2,815
Total stock-based compensation	$3,999	$6,644
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period.
The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2023, related to non-vested options and RSUs, and the weighted average remaining years over which the cost will be recognized:

(in thousands)	Total Unrecognized Compensation Cost	Weighted Average Remaining Years

Stock options	$13	0.7
Restricted Stock Units	3,112	0.9
Total	$3,125
NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one reporting segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.

All long-lived tangible assets are located in the U.S. For the years ended December 31, 2023, and 2022, revenue by geographic region based on customer location was as follows:

	Year Ended December 31,
(in thousands)	2023		2022

United States	$31,978	56%	$48,270	62%
International:
United Kingdom	4,001	7%	8,191	10%
Other	20,910	37%	21,582	28%
Total International	$24,911	44%	$29,773	38%
Total	$56,889	100%	$78,043	100%
Revenue from one foreign country, the United Kingdom, comprised of 10% or greater of total revenue for one or more of the periods presented.
NOTE 11 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the years ended December 31, 2023, and 2022, the Company recognized $1.1 million and $0.3 million of revenue, respectively, related to license fees from the Spiegel Venture. For the years ended December 31, 2023, and 2022, the Company recognized zero and $1.6 million of revenue, respectively, related to advertising services provided to Nebula.
For the years ended December 31, 2023, and 2022, the Company also recorded $4.5 million and $4.3 million, respectively, in cost of revenues pertaining to the revenue share arrangement with Nebula from subscription sales to certain bundled subscription packages. This revenue share is recorded in cost of revenues on the consolidated statement of operations.
As of December 31, 2023, and 2022, the impacts of the arrangements with Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

	December 31,
(in thousands)	2023	2022

Accounts receivable	$811	$3,358
Accounts payable	374	404
For the years ended December 31, 2023, and 2022, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Revenues	$1,091	$1,901
Cost of revenues	4,609	4,289
OPERATING LEASE
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC, which is considered a related party as it is managed by various members of the Board. The Company accounts for the arrangement as an operating lease. Refer to Note 13 - Leases for further information.

PRODUCTION AGREEMENTS
The Company has entered into various agreements with a production company of which the Company’s Chief Executive Officer has a less than 10% ownership interest. For the year ended December 31, 2022, the Company paid a total of $2.4 million to this production company upon various milestones stated in the agreements. As of December 31, 2022, the Company no longer had any obligation under these agreements, and during the year ended December 31, 2023, the Company made no payments to this production company.
NOTE 12 - RETIREMENT PLAN
The Company administers and participates in a 401(k) plan that covers employees 21 years of age or older with three months or greater of service. The plan permits elective deferrals from each participant’s compensation up to the maximum allowed by law. The Company matches employee deferrals at 100% on up to 3% of compensation and 50% of employee deferrals between 3% and 5% of compensation. Participants are immediately vested in their elective deferrals and the Company matching contributions. The Company made matching contributions of $0.3 million for each of the years ended December 31, 2023, and 2022.
NOTE 13 - LEASES
COMPANY AS LESSEE
The Company is party to a non-cancellable operating lease agreement for office space, which expires in 2033. The Company’s operating lease for this office space includes fixed rent payments and variable lease payments, which are primarily related to common area maintenance and utility charges. The Company elected not to separate lease and non-lease components, and as such, all amounts paid under the lease are classified as either fixed or variable lease payments. Fixed leases payments were included in the calculation of the right-of-use ("ROU") asset and leases liabilities, with variable lease payments being recognized as lease expense as incurred. The Company has determined that no renewal clauses are reasonably certain of being exercised and therefore has not included any renewal periods within the lease term for this lease.
As of December 31, 2023, and 2022, the Company held operating lease ROU assets of $3.3 million and 3.7 million, respectively; current lease liabilities of $0.4 million and 0.3 million, respectively; and non-current lease liabilities of $4.3 million and $4.6 million, respectively. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of December 31, 2023. The weighted average remaining lease term as of December 31, 2023, was 9.2 years years.
Components of Lease Cost
For the years ended December 31, 2023, and 2022, the Company’s total operating lease cost was comprised of the following:

	Year Ended December 31,
(in thousands)	2023	2022

Operating lease cost	$481	$484
Short-term lease cost	—	42
Variable lease cost	52	51
Total lease cost	$533	$577

* Short term lease cost includes a refund received by the Company during the year ended December 31, 2023, for office space it previously occupied.

Maturity of Lease Liabilities
As of December 31, 2023, maturities of the Company's operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows:

(in thousands)

2024	$557
2025	571
2026	585
2027	600
2028	615
Thereafter	2,731
Total Lease Payments	5,659
Less: imputed interest	(1,011)
Present value of total lease liabilities	$4,648
COMPANY AS LESSOR
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other (expense) income in the accompanying consolidated statements of operations. For the year ended December 31, 2023, operating lease income from the Company’s sublet was immaterial. As of December 31, 2023, total remaining future minimum lease payments receivable on the Company’s operating lease was $0.2 million.
NOTE 14 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of December 31, 2023, the Company's content obligations amounted to $1.1 million, including $0.4 million recorded within content liabilities in the accompanying consolidated balance sheets, and $0.7 million of obligations not recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid during the year ending December 31, 2024.
As of December 31, 2022, the Company's content obligations amounted to $11.5 million, including $2.9 million recorded within content liabilities in the accompanying consolidated balance sheets, and $8.6 million of obligations not recorded as they did not yet meet the asset recognition criteria for content assets.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee agreements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of December 31, 2023, the Company's future advertising commitments totaled $0.6 million, all of which the Company expects to pay during the year ending December 31, 2024.

NOTE 15 - INCOME TAXES
For the years ended December 31, 2023, and 2022, the components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2023	2022

Current:
Federal	$—	$—
State and Local	77	(25)
Foreign	429	396
Total current provision	$506	$371
Deferred:
Federal	$—	$(3)
State and local	—	(1)
Foreign	—	—
Total deferred provision	$—	$(4)
Total tax provision	$506	$367
For the years ended December 31, 2023, and 2022, the following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rate:

	Year Ended December 31,
(in thousands)	2023		2022

Loss before income taxes	$(48,390)		$(50,550)

U.S. federal statutory income tax provision (benefit)	$(10,152)	21.0%	$(10,615)	21.0%
Permanent items	212	(0.4%)	(360)	0.7%
State and local income taxes, net of federal tax benefit	(1,635)	3.4%	(1,938)	3.8%
Change in valuation allowance	11,786	(24.4)%	12,409	(24.5)%
Return to provision adjustments	41	(0.1)%	475	(0.9)%
Foreign withholding taxes	254	(0.5)%	396	(0.8)%
Total tax provision	$506	(1.0)%	$367	(0.7)%
For the years ended December 31, 2023, and 2022, the Company recorded a tax provision of $0.5 million and $0.4 million, respectively, primarily related to foreign withholding and income taxes. These provisions for income taxes differ from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Deferred income taxes reflect the net tax effect of temporary differences between the amounts recorded for financial reporting purposes and the bases recognized for tax purposes. As of December 31, 2023, and 2022, the significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$54,962	$49,050
Accrued expenses and reserves	401	526
Intangibles and content assets	7,439	2,837
Lease liability	1,143	1,232
Stock based compensation	3,540	3,046
Other	1,175	275
Total deferred tax asset	68,660	56,966
Valuation allowance	(67,837)	(56,051)
Deferred tax assets, net of valuation allowance	$823	$915
Deferred tax liabilities:
ROU asset	(823)	(915)
Deferred tax liabilities, net	$—	$—
As of December 31, 2023, and 2022, the Company maintained a valuation allowance on substantially all of its deferred tax assets. The deferred tax assets predominantly relate to operating losses, intangibles and content assets, and stock-based compensation. As a result of Legacy CuriosityStream’s conversion from an LLC to a C corporation in 2018, Legacy CuriosityStream recognized a partial step-up in the tax basis of intangibles and content assets that will be recovered as those assets are sold or the basis is amortized. On the date of the conversion, Legacy CuriosityStream recorded an estimated net deferred tax asset relating to this partial step-up in tax basis.
The valuation allowance was determined in accordance with applicable accounting guidance, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses, required that the Company record a full valuation allowance against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support a reversal of the valuation allowance.
As of December 31, 2023, and 2022, the Company held federal net operating loss carryforwards of approximately $220.2 million and $196.9 million, respectively, which do not expire. As of December 31, 2023, and 2022, the Company held gross state net operating loss carryforwards of approximately $146.4 million and $135.0 million, respectively, which begin to expire in 2024. All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code of 1986 and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.
The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency, but tax returns remain open to examination subject to a three to four year statute of limitations, depending on the state.
The Company has not recorded a liability related to uncertain tax positions in the consolidated financial statements. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision.

NOTE 16 - SUBSEQUENT EVENTS
On March 13, 2024, the Board declared a regular quarterly cash dividend of $0.025 per share of Common Stock, equivalent to $0.10 per share of Common Stock on an annual basis. The first cash dividend will be paid on April 30, 2024, to all holders of record of Common Stock at the close of business on April 12, 2024. This cash dividend of approximately $1.3 million is expected to be paid from available cash on hand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2023 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Our internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions or dispositions of our assets.
•Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors.
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
We intend to file our definitive proxy statement for our 2024 Annual Meeting (“2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, on or before April 29, 2024 (and, in any event, not later than 120 days after the close of our last fiscal year). Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted pursuant to General Instruction G(3) of Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
1.Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.
2.Financial Statement Schedules. No financial statement schedules are required to be filed as part of this Annual Report.
3.Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020

4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019

4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019

4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019

4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company	10-K	001-39139	4.4	March 31, 2021

4.5	Description of the Company’s Securities	10-K	001-39139	4.5	March 31, 2021

10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.2	Registration Rights Agreement, dated November 19, 2019, by and among the Company and the security holders party thereto	8-K	001-39139	10.3	November 25, 2019

10.3	Securities Subscription Agreement, dated June 25, 2019, by and between the Company and Software Acquisition Holdings LLC	S-1/A	333-234327	10.5	November 8, 2019

10.4	Private Placement Warrants Purchase Agreement, dated November 19, 2019, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.5	November 25, 2019

10.5	Form of Subscription Agreement	8-K	001-39139	10.1	August 11, 2020

10.6*	Employment Agreement, dated August 7, 2020, by and between CuriosityStream Operating Inc. and Clint Stinchcomb	8-K	001-39139	10.10	October 14, 2020

10.7	Registration Rights Agreement, dated November 20, 2018, by and between CuriosityStream Operating Inc. and Stifel, Nicolaus & Company Inc.	8-K	001-39139	10.11	October 14, 2020

10.8	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020

10.9	Warrant Forfeiture Letter, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.13	October 14, 2020

10.10*	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020

10.11*	Form of Rollover Non-Qualified Stock Option Agreement	8-K	001-39139	10.15	October 14, 2020

10.12*	Form of Indemnification Agreement	8-K	001-39139	10.16	October 14, 2020

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.13	Restricted Stock Agreement, dated October 14, 2020, by and between the Company and Software Acquisition Holdings LLC	8-K	001-39139	10.17	October 14, 2020

10.14*	Form of Restricted Stock Unit Award Agreement	8-K	001-39139	10.1	March 19, 2021

10.15*	Form of Non-Qualified Stock Option Agreement	8-K	001-39139	10.2	March 19, 2021

10.16*	Form of Incentive Stock Option Agreement	8-K	001-39139	10.3	March 19, 2021

10.17*	CuriosityStream Inc. Severance Pay Plan for Executive Officers, dated October 6, 2021	8-K	001-39139	10.1	October 8, 2021

10.18*	Offer Letter between CuriosityStream Inc. and Peter Westley, dated May 21, 2022	8-K	001-39139	10.1	May 24, 2022

10.19*	CuriosityStream Inc. Severance Pay Plan and Summary Plan Description, dated November 8, 2022	8-K	001-39139	10.1	November 9, 2022

10.20*	Services Agreement between Curiosity Inc. and Devin Emery, effective November 16, 2022	8-K	001-39139	10.1	November 16, 2022

14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020

21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020

23.1	Consent of Ernst & Young LLP					X

24.1	Powers of Attorney	10-K	001-39139	24.1	March 31, 2021

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation					X

101.INS***	Inline XBRL Instance Document.**					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**					X
*This document is a management contract or compensatory plan or arrangement.
**This document is being furnished with this Form 10-K. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.
***The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Dated: March 25, 2024	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: March 25, 2024	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2024		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: March 25, 2024		/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 25, 2024		/s/ John Hendricks
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: March 25, 2024		/s/ Elizabeth Saravia
	Name:	Elizabeth Saravia
	Title:	Director

Date: March 25, 2024		/s/ Patrick Keeley
	Name:	Patrick Keeley
	Title:	Director

Date: March 25, 2024		/s/ Matthew Blank
	Name:	Matthew Blank
	Title:	Director

Date: March 25, 2024		/s/ Jonathan Huberman
	Name:	Jonathan Huberman
	Title:	Director

Date: March 25, 2024		/s/ Mike Nikzad
	Name:	Mike Nikzad
	Title:	Director

Date: March 25, 2024		/s/ Andrew Hendrix
	Name:	Andrew Hendricks
	Title:	Director