Form 10-Q
period 2024-03-31
CuriosityStream Inc.
filed 2024-05-08
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, 53,598,489 shares of Common Stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2024	December 31, 2023
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$38,750	$37,715
Restricted cash	125	500
Accounts receivable	4,876	4,760
Other current assets	1,831	2,315
Total current assets	45,582	45,290
Investments in equity method investees	4,598	6,354
Property and equipment, net	639	727
Content assets, net	40,154	44,943
Operating lease right-of-use assets	3,279	3,350
Other assets	311	358
Total assets	$94,563	$101,022

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$74	$407
Accounts payable	3,288	4,765
Accrued expenses and other liabilities	4,766	3,705
Deferred revenue	14,651	14,521
Total current liabilities	22,779	23,398
Warrant liability	74	44
Non-current operating lease liabilities	4,187	4,283
Other liabilities	562	651
Total liabilities	27,602	28,376
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of March 31, 2024, and December 31, 2023; 53,306 shares issued and outstanding as of March 31, 2024; 53,286 issued and outstanding as of December 31, 2023	5	5
Additional paid-in capital	363,319	362,636
Accumulated other comprehensive loss	—	—
Accumulated deficit	(296,363)	(289,995)
Total stockholders’ equity	66,961	72,646
Total liabilities and stockholders’ equity	$94,563	$101,022
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(Unaudited and in thousands except per share amounts)	2024	2023

Revenues	$12,001	$12,387
Operating expenses
Cost of revenues	6,748	9,001
Advertising and marketing	3,105	3,115
General and administrative	5,802	8,059
	15,655	20,175
Operating loss	(3,654)	(7,788)
Change in fair value of warrant liability	(30)	(74)
Interest and other income (expense)	439	388
Equity method investment loss	(1,756)	(219)
Loss before income taxes	(5,001)	(7,693)
Provision for income taxes	34	58
Net loss	$(5,035)	$(7,751)
Net loss per share
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)
Weighted average number of common shares outstanding
Basic	53,301	52,950
Diluted	53,301	52,950
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
(Unaudited and in thousands)	2024	2023

Net loss	$(5,035)	$(7,751)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	40
Total comprehensive loss	$(5,035)	$(7,711)
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	52,853	$5	$358,760	$(40)	$(241,099)	$117,626
Net loss			—	—	(7,751)	(7,751)
Stock-based compensation, net	108	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	40	—	40
Balance at March 31, 2023	52,961	$5	$360,002	$—	$(248,850)	$111,157

Balance at December 31, 2023	53,287	$5	$362,636	$—	$(289,995)	$72,646
Net loss	—	—	—	—	(5,035)	(5,035)
Dividends declared	—	—	—	—	(1,333)	(1,333)
Stock-based compensation, net	19	—	683	—	—	683
Balance at March 31, 2024	53,306	$5	$363,319	$—	$(296,363)	$66,961

The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited and in thousands)	2024	2023

Cash flows from operating activities
Net loss	$(5,035)	$(7,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	30	74
Additions to content assets	(426)	(3,723)
Change in content liabilities	(333)	(1,206)
Amortization of content assets	5,215	5,852
Depreciation and amortization expenses	117	127
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	—	26
Stock-based compensation	689	1,267
Equity method investment loss	1,756	219
Other non-cash items	122	121
Changes in operating assets and liabilities
Accounts receivable	(116)	1,200
Other assets	502	944
Accounts payable	(1,477)	1,440
Accrued expenses and other liabilities	(419)	(4,514)
Deferred revenue	41	(384)
Net cash provided by (used in) operating activities	666	(6,308)

Cash flows from investing activities
Purchases of property and equipment	—	(5)
Maturities of investments in debt securities	—	15,000
Net cash provided by investing activities	—	14,995

Cash flows from financing activities
Payments related to tax withholding	(6)	(26)
Net cash used in financing activities	(6)	(26)

Net increase in cash, cash equivalents and restricted cash	660	8,661
Cash, cash equivalents and restricted cash, beginning of period	38,215	40,507
Cash, cash equivalents and restricted cash, end of period	$38,875	$49,168

Supplemental disclosure:
Cash refund for taxes	$(2)	$—
Cash paid for operating leases	$138	$134
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
NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended December 31, 2023.
In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition, and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
The Company’s liabilities measured at fair value on a recurring basis include its private placement warrants issued to Software Acquisition Holdings LLC, the Company’s former Sponsor, in a private placement offering (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Refer to Note 6 - Stockholders' Equity for significant assumptions which the Company used in the fair value model for the Private Placement Warrants.
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
RECENT ACCOUNTING PRONOUNCEMENTS
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
In November 2023, the FASB issued ASU No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
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
NOTE 3 - EQUITY INVESTMENTS
The Company holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The Company’s carrying values for its equity method investments as of March 31, 2024, and December 31, 2023, were as follows:

(In thousands)	Spiegel Venture	Nebula	Total

Balance at December 31, 2023	$1,736	$4,618	$6,354
Equity method investment loss	(1,519)	(237)	(1,756)
Balance at March 31, 2024	$217	$4,381	$4,598
SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to pay television audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of March 31, 2024.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event the Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company is required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined the Spiegel Venture had achieved such financial targets, resulting in the Company paying a Holdback Payment in the amount of $0.9 million to the Spiegel Venture during July 2023.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell their respective ownership interests in the Spiegel Venture (“Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the SPA, is initially exercisable only during the period that is the later of (i) 30 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026, and March 31, 2026.
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits it to require the Company to purchase their interest (“Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable upon the achievement of certain defined conditions, as outlined in the SPA, and is initially exercisable only during the period that is the later of (i) 60 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026.

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
Since the time of its original investment, the Company has been obligated to purchase additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula meets certain quarterly targets. The Company has made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of March 31, 2024. The Company did not make further investments in Nebula during the three months ended March 31, 2024, and the obligation to make additional purchases ended as of September 30, 2023. The Company has not received dividends from Nebula as of March 31, 2024.
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

NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

(In thousands)	March 31, 2024	December 31, 2023

Cash and cash equivalents	$38,750	$37,715
Restricted cash[1]	125	500
Cash and cash equivalents and restricted cash	$38,875	$38,215

[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
To determine the fair value of its investments in money market funds securities, the Company uses unadjusted quoted market prices (Level 1 inputs). As of March 31, 2024, and December 31, 2023, the fair values of the Company’s securities investments was as follows:

(In thousands)	Cash and Cash Equivalents
	March 31, 2024	December 31, 2023

Level 1 securities:
Money market funds	$36,544	$36,072
Total Level 1 securities	$36,544	$36,072
The Company recorded no material realized gains or losses during the three months ended March 31, 2024, and 2023.
CONTENT ASSETS
Content assets consisted of the following as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023

Licensed content, net:
Released, less amortization and impairment[1]	$10,221	$8,271
Prepaid and unreleased	4,966	8,357
Total Licensed content, net	15,187	16,628

Produced content, net:
Released, less amortization and impairment[2]	23,425	22,880
In production	1,542	5,435
Total produced content, net	24,967	28,315
Total content assets	$40,154	$44,943

Of the $10.2 million unamortized cost of licensed content that had been released as of March 31, 2024, the Company expects that $4.7 million, $3.1 million and $1.4 million will be amortized in each of the next three years. Of the $23.4 million unamortized cost of produced content that had been released as of March 31, 2024, the Company expects that $8.6 million, $6.4 million and $5.1 million will be amortized in each of the next three years.

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
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three months ended March 31, 2024, and 2023, content amortization was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023

Licensed content	$1,698	$1,945
Produced content	3,517	3,907
Total	$5,215	$5,852
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of March 31, 2024, and December 31, 2023, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	March 31, 2024	December 31, 2023

Private Placement Warrants	$74	$44
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three months ended March 31, 2024, and 2023, as well as the relative percentage to total revenue:

	Three Months Ended March 31,
(in thousands)	2024		2023

Direct Business:
Direct-to-Consumer	8,068	67%	7,480	60%
Partner Direct Business	1,462	12%	1,102	9%
Total Direct Business	9,530	79%	8,582	69%

Content Licensing:
Library sales	868	7%	817	7%
Presales	296	2%	1,201	10%
Total Content Licensing	1,164	10%	2,018	16%

Bundled Distribution	1,142	10%	1,416	11%

Enterprise	68	1%	97	1%

Other	97	1%	274	2%

Total revenues	$12,001		$12,387

REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2024, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2024	Year Ended December 31,
(in thousands)		2025	2026	2027	Thereafter	Total

Remaining performance obligations	$1,192	$613	$92	$46	$20	$1,963
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $15.2 million as of March 31, 2024, and December 31, 2023, with the non-current portions of $0.6 million as of March 31, 2024, and December 31, 2023, included in other liabilities on the consolidated balance sheets.
For the three months ended March 31, 2024, the Company recognized revenues of $6.3 million related to amounts deferred as of December 31, 2023.
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of March 31, 2024, and December 31, 2023, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
WARRANTS
As of March 31, 2024, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of Software Acquisition Group Inc. in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
There were no exercises of warrants during the three months ended March 31, 2024.

The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying unaudited consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity (deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023

Exercise price	$11.50	$11.50
Stock price (CURI)	$1.07	$0.54
Expected volatility	90.00%	100.00%
Expected warrant term (years)	1.5	1.8
Risk-free interest rate	4.81%	4.23%
Dividend yield	2.3%	0%
Fair Value per Private Placement Warrant	$0.02	$0.01

The change in fair value of the private placement warrant liability was negligible for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023.
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
For the three months ended March 31, 2024, and 2023, the components of basic and diluted net loss per share were as follows:

(In thousands except per share amounts)	Three Months Ended March 31,
	2024	2023

Numerator — Basic and Diluted EPS:
Net loss	$(5,035)	$(7,751)
Denominator — Basic and Diluted EPS:
Weighted–average shares	53,301	52,950
Net loss per share — Basic and Diluted	$(0.09)	$(0.15)

Common shares issuable for warrants, options, and restricted stock units (“RSU”) represent the total amount of outstanding warrants, stock options, and restricted stock units at March 31, 2024, and 2023. For the three months ended March 31, 2024, and 2023, the following share equivalents were excluded from the calculation of diluted net loss per share as the inclusion of such shares would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2024	2023

Options	31	4,630
Restricted stock units	2,478	1,030
Warrants	6,730	6,730
Total	9,239	12,390
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
The following table summarizes stock option and RSU activity, prices, and values for the three months ended March 31, 2024:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2023	4,762	32	$5.79	2,058	$2.57
Granted	(469)	—	—	469	0.54
RSUs vested	12	—	—	(31)	12.98
Forfeited or expired	20	(2)	5.88	(18)	10.61
Balance at March 31, 2024	4,325	31	$5.30	2,478	$1.95
There were no options exercised during the three months ended March 31 2024, and 2023.
Stock options and RSU awards generally vest on a monthly, quarterly, or annual basis over a period of one to four years from the grant date. When options are exercised, the Company issues previously unissued shares of Common Stock to satisfy share option exercises. Upon vesting and distribution of RSUs, the Company issues previously unissued shares of Common Stock to satisfy restricted stock units vested, net of shares withheld for taxes if elected by the RSU holder.
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

On April 28, 2023, the Company’s Board of Directors authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange”) that permitted certain current employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the current market price of the Company’s Common Stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. For options that had already vested at the time of the Exchange, the resulting RSUs will vest in July 2024. Otherwise, the vesting schedules for unvested options at the time of the Exchange will remain the same for the resulting RSUs. As a result of the Exchange, 4.6 million of outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.
The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate to the expected term of the option..
For the three months ended March 31, 2024, and 2023, stock-based compensation expense was as follows:

(stock-based compensation in thousands)	Three Months Ended March 31,
	2024	2023

Stock-based compensation — Options	$5	$777
Stock-based compensation — RSUs	$684	$490
Total stock-based compensation	$689	$1,267
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
All long-lived tangible assets are located in the United States. For the three months ended March 31, 2024, and 2023, revenue by geographic location based on customer location was as follows:

	Three Months Ended March 31,
	2024		2023

United States	$7,425	62%	$6,686	54%
International:
Netherlands	208	2%	1,246	10%
Other	4,368	36%	4,455	36%
Total International	4,576	38%	5,701	46%
Total revenue	$12,001	100%	$12,387	100%
Revenue from one foreign country, Netherlands, comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the three months ended March 31, 2024, the Company recognized $0.1 million of revenue related to license fees from the Spiegel Venture, while no revenue was recognized for Nebula.

As of March 31, 2024, and December 31, 2023, the impacts of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

(In thousands)	March 31, 2024	December 31, 2023

Accounts receivable	$479	$811
Accounts payable	$3	$374
For the three months ended March 31, 2024, and 2023, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023

Revenues	$111	$794
Cost of revenues	$15	$1,202
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
As of March 31, 2024, the Company held operating lease ROU assets of $3.3 million, current lease liabilities of $0.4 million, included within accrued expenses and other liabilities on the consolidated balance sheets, and non-current lease liabilities of $4.2 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% in existence as of the January 1, 2022, ASU 2016-02 adoption date. The weighted average remaining lease term as of March 31, 2024, was 8.92 years.
Components of Lease Cost
For the three months ended March 31, 2024, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023

Operating lease cost	$119	$121
Variable lease cost	12	13
Total lease cost	$131	$134

Maturity of Lease Liabilities
As of March 31, 2024, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Nine remaining months of 2024	$419
2025	571
2026	585
2027	600
2028	615
Thereafter	2,731
Total lease payments	$5,521
Less: imputed interest	(961)
Present value of total lease liabilities	$4,560
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three months ended March 31, 2024, operating lease income from the Company’s sublet was less than $0.1 million. As of March 31, 2024, total remaining future minimum lease payments receivable on the Company’s operating lease were $0.2 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of March 31, 2024, the Company’s content obligations amounted to $0.6 million, including $0.1 million recorded within in content liabilities in the accompanying unaudited consolidated balance sheets, and $0.5 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid by December 31, 2024.
As of December 31, 2023, the Company’s content obligations amounted to $1.1 million, including $0.4 million recorded within current content liabilities in the accompanying unaudited consolidated balance sheets and $0.7 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of March 31, 2024, the Company’s future advertising commitments totaled $1.4 million, of which the Company expects to pay $0.8 million during the year ending December 31, 2024.
NOTE 13 - INCOME TAXES
For the three months ended March 31, 2024, Income tax expense was immaterial. For the comparative period in 2023, the provision for income taxes was $0.1 million. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

NOTE 14 - SUBSEQUENT EVENTS
On May 6, 2024, the Board declared a regular quarterly cash dividend of $0.025 per share of Common Stock, equivalent to $0.10 per share of Common Stock on an annual basis. The cash dividend will be paid on July 31, 2024, to all holders of record of Common Stock at the close of business on July 12, 2024. This cash dividend of approximately $1.3 million is expected to be paid from available cash on hand.

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
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, such as subscription plan price increases, the development of integrated digital brand partnerships with advertisers and our dividend plans, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024 (the “Annual Report”) and any other subsequent periodic reports and future periodic reports. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
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
We seek to meet demand for high-quality factual entertainment via subscription video on-demand (“SVOD”) platforms, content licensing, bundled content licenses for SVOD and linear offerings, talks and courses and partner bulk sales.

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
CuriosityStream’s award-winning content library features more than 16,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street and includes shows and series from leading nonfiction producers. Our library includes:
•An extensive catalog of originally produced and owned content of approximately 10,000 short-, mid- and long-form video and audio titles, including Curiosity University recorded lectures that are led by some of the most acclaimed college and university professors in the world.
•A rotating catalog of nearly 6,000 internationally licensed videos and audio programs.
•More than 6,000 on-demand and ad-free productions available on-demand through our SVOD offerings.
Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, we have localized a large portion of our video library from English to ten different languages.

RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for three months ended March 31, 2024, and 2023, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended March 31,		Change
(Unaudited and in thousands)	2024	2023	Total	%

Revenues
Direct Business	$9,530	$8,582	$948	11%
Content Licensing	1,164	2,018	(854)	(42%)
Bundled Distribution	1,142	1,416	(274)	(19%)
Enterprise	68	97	(29)	n/m
Other	97	274	(177)	(65%)
Total revenue	12,001	12,387	(386)	(3%)
Operating expenses
Cost of revenues	6,748	9,001	(2,253)	(25%)
Advertising and marketing	3,105	3,115	(10)	—%
General and administrative	5,802	8,059	(2,257)	(28%)
Total operating expenses	15,655	20,175	(4,520)	(22%)
Operating loss	(3,654)	(7,788)	4,134	(53%)
Other income (expense)
Change in fair value of warrant liability	(30)	(74)	44	n/m
Interest and other income (expense)	439	388	51	n/m
Equity method investment loss	(1,756)	(219)	(1,537)	702%
Loss before income taxes	$(5,001)	$(7,693)	$2,692	(35%)
Provision for income taxes	34	58	(24)	n/m
Net loss	$(5,035)	$(7,751)	$2,716	(35%)

* n/m = percentage not meaningful
For the three months ended March 31, 2024, and 2023, operating loss was $3.7 million and $7.8 million, respectively. The decline in operating loss of $4.1 million, or 53%, primarily resulted from the decreases to our operating expenses of $4.5 million, or 22%, which more than offset the decline in revenues of $0.4 million, or 3%, compared to the three months ended March 31, 2023.
For the three months ended March 31, 2024, and 2023, net loss was $5.0 million and $7.8 million, respectively, a decrease in net loss of $2.7 million, or 35%.
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
For the three months ended March 31, 2024, and 2023, revenues totaled $12.0 million and $12.4 million, respectively, a decrease of $0.4 million, or 3%. This decline was primarily driven by declines in Content Licensing and Bundled Distribution of $0.9 million and $0.3 million, respectively, while our Direct Business revenue increased by $0.9 million.

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
We are currently in the process of raising the prices for our legacy subscribers in our U.S. dollar-based markets, which represent the vast majority of our Direct Business revenue. These legacy subscribers previously paid $2.99 per month or $19.99 per year. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership currently includes our standard service, plus subscriptions to third-party platforms Tastemade, Kidstream (added in January 2024), SommTV, Da Vinci Kids, and our Curiosity University stand-alone service. Our Smart Bundle pricing remains unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business.
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
The following table details our Direct Business for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Total	%

Direct-to-Consumer	8,068	7,480	588	8%
Partner Direct Business	$1,462	$1,102	360	33%
Total Direct Business	$9,530	$8,582	$948	41%
For the three months ended March 31, 2024, our Direct-to-Consumer revenue increased by $0.6 million, or 8%, compared to 2023. While our overall DTC subscriber count declined, the effects of this were more than offset by the higher pricing that we began to roll out in 2023. Our Partner Direct Business benefited primarily from the adoption of the price increase and continued subscriber growth.
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

The following table details our Content Licensing results for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Total	%

Library sales[1]	$868	$817	$51	6%
Presales	296	1,201	(905)	(75%)
Total Content Licensing	1,164	2,018	(854)	(42%)

[1] The 2024 amount included $0.2 million from trade and barter transactions.

For the three months ended March 31, 2024, compared to 2023, Library sales increased by 6%, while presales declined by 75%. Within our content licensing business, our primary focus is on our positive gross margin library-related transactions, although we may continue to enter into presale arrangements with certain partners for strategic purposes.
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
For the three months ended March 31, 2024, and 2023, our Bundled Distribution revenue was $1.1 million and $1.4 million, respectively. This 19% decline was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution is a challenging revenue stream given the pressures being felt in the linear pay television business worldwide.
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
In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would result in verifiable metrics for the clients.
For the three months ended March 31, 2024, Other revenue was $0.1 million, a decline of $0.2 million, or 65%, from the same period in 2023. This decline was largely due to certain short-term marketing partnerships that we entered into during the early part of 2023, including a $0.2 million campaign that we provided through a trade and barter arrangement, which were not renewed in 2024.
Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.
For the three months ended March 31, 2024, and 2023, our operating expenses were $15.7 million and $20.2 million, respectively, a decrease of $4.5 million, or 22%.
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
The following table details cost of revenues for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Total	%

Content amortization	$5,215	$5,852	$(637)	(11%)
Other[1]	1,533	3,149	(1,616)	(51%)
Total cost of revenues	$6,748	$9,001	$(2,253)	(62%)

[1] Includes commissions, distribution fees, production and broadcast, promotions and sponsorships, and other expenses.
For the three months ended March 31, 2024, cost of revenues decreased to $6.7 million from $9.0 million, a 62% reduction. This decrease was mostly driven by an 11% decline in content amortization due to fewer presale agreements, as discussed above, a reduction in content acquisitions and releases during the year and the content impairment that we recorded in the third quarter of 2023. Other cost of revenues also declined due to a reduction in revenue share arrangements, including specifically our arrangement with Nebula that expired at the end of 2023.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the three months ended March 31, 2024, advertising and marketing expenses remained flat when compared to the same period in 2023.
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
The following table details general and administrative costs for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Total	%

Payroll and related	$2,652	$3,589	$(937)	(26%)
Professional services	1,051	$1,927	(876)	(45%)
Stock-based compensation	689	1,267	(578)	(46%)
Technology and subscriptions	374	423	(49)	(12%)
Other[1]	1,036	853	183	21%
Total general and administrative	$5,802	$8,059	$(2,257)	(28%)

[1] Includes facilities costs, depreciation and amortization, insurance, technology and subscriptions, travel and other expenses.

For the three months ended March 31, 2024, general and administrative expenses decreased to $5.8 million from $8.1 million for the same period in 2023. This decrease of $2.3 million, or 28%, was primarily the result of lower payroll and related costs and stock-based compensation of $0.9 million and 0.6 million, respectively, primarily driven by our smaller average workforce size as well as reduced incentive compensation. Professional services costs also declined by 45% as we streamlined various outside services during the year and brought certain finance and operations functions internal.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our Common Stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Equity Method Investment Loss
For the three months ended March 31, 2024, the Company recorded a loss of $1.8 million compared to a loss of $0.2 million for the same period in 2023, related to its investments in the Spiegel Venture and Nebula. This increase in losses is primarily attributable to write-downs recorded by the Spiegel Venture.
Income Taxes
For the three months ended March 31, 2024, Income tax expense was immaterial. For the comparative period in 2023, the provision for income taxes was $0.1 million, primarily due to losses generated before income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2024, the Company’s cash and cash equivalents, including restricted cash, totaled $38.9 million. For the three months ended March 31, 2024, the Company incurred a net loss of $5.0 million and generated $0.7 million of net cash in operating activities. There were no significant cash flows from financing activities or investing activities during the three months ended March 31,.
Our cash and cash equivalents mainly consist of investments in institutional money market funds and short-term deposits held at major global financial institutions. We regularly monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
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
Our Board of Directors declared a quarterly cash dividend of $0.025 per share, with the first dividend paid on April 30, 2024, for an aggregate amount paid of $1.3 million. Our Board of Directors declared the next quarterly cash dividend of $0.025 per share to be paid on July 31, 2024, for an aggregate amount paid of $1.3 million. We intend to pay regular quarterly dividends.

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
(Unaudited and in thousands)	2024	2023

Net cash used in operating activities	$666	$(6,308)
Net cash provided by investing activities	—	14,995
Net cash used in financing activities	(6)	(26)
Net increase in cash, cash equivalents and restricted cash	$660	$8,661
Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

	Three Months Ended March 31,
(in thousands)	2024	2023

Net loss	$(5,035)	$(7,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	30	74
Additions to content assets	(426)	(3,723)
Change in content liabilities	(333)	(1,206)
Amortization of content assets	5,215	5,852
Stock-based compensation	689	1,267
Equity interests loss	1,756	219
Other depreciation, amortization and non-cash items	239	274
Changes in operating assets and liabilities	(1,469)	(1,314)
Net cash provided by (used in) operating activities	$666	$(6,308)
For the three months ended March 31, 2024, our net cash inflow from operating activities was $0.7 million compared to net cash used in operating activities of $6.3 million for the three months ended March 31, 2023, an increase in operating cash outflow of $7.0 million.
Although we reported a net loss of $5.0 million for the three months ended March 31, 2024, this amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $5.2 million, $1.8 million, and $0.7 million, respectively. Cash used during the quarter included a $1.5 million change in operating assets and liabilities and additions to content assets and change of content liabilities of $0.4 million and $0.3 million, respectively.
For the three months ended March 31, 2023, we reported a net loss of $7.8 million. This amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $5.9 million, $1.3 million and $0.2 million, respectively. Cash used during the quarter included additions to content assets and changes in content liabilities of $3.7 million and $1.2 million, respectively, and changes in operating assets and liabilities of $1.3 million.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

For the three months ended March 31, 2024, there were no investing activities that resulted in cash inflows or outflows. In contrast, for the same period in 2023, our cash inflows were primarily due to maturities of investments in debt securities.
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
OFF BALANCE SHEET ARRANGEMENTS
As of March 31, 2024, we had no off-balance sheet arrangements.
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

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein.
RECENT ACCOUNTING PRONOUNCEMENTS
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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
RULE 10b5-1 TRADING PLANS
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.2	Amended and Restated Bylaws, as amended					X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS**	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X
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

CURIOSITYSTREAM INC.

Date: May 8, 2024	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Peter Westley
	Name:	Peter Westley
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)