Form 10-Q
period 2024-06-30
CuriosityStream Inc.
filed 2024-08-14
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 54,600,316 shares of Common Stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	June 30, 2024	December 31, 2023
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$39,519	$37,715
Restricted cash	125	500
Accounts receivable	4,606	4,760
Other current assets	1,385	2,315
Total current assets	45,635	45,290
Investments in equity method investees	4,446	6,354
Property and equipment, net	561	727
Content assets, net	36,736	44,943
Operating lease right-of-use assets	3,209	3,350
Other assets	290	358
Total assets	$90,877	$101,022

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$323	$407
Accounts payable	2,684	4,765
Accrued expenses and other liabilities	4,482	3,705
Deferred revenue	13,499	14,521
Total current liabilities	20,988	23,398
Warrant liability	74	44
Non-current operating lease liabilities	4,090	4,283
Other liabilities	901	651
Total liabilities	26,053	28,376
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of June 30, 2024, and December 31, 2023; 53,767 shares issued as of June 30, 2024, including 22 treasury shares; 53,286 issued and outstanding as of December 31, 2023; 53,745 shares outstanding as of June 30, 2024.	5	5
Treasury stock	(26)	—
Additional paid-in capital	364,582	362,636
Accumulated deficit	(299,737)	(289,995)
Total stockholders’ equity	64,824	72,646
Total liabilities and stockholders’ equity	$90,877	$101,022
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited and in thousands except per share amounts)	2024	2023	2024	2023

Revenues	$12,395	$14,097	$24,396	$26,484
Operating expenses
Cost of revenues	6,004	9,933	12,752	18,934
Advertising and marketing	2,981	4,203	6,086	7,318
General and administrative	5,959	7,980	11,761	16,039
	14,944	22,116	30,599	42,291
Operating loss	(2,549)	(8,019)	(6,203)	(15,807)
Change in fair value of warrant liability	—	184	(30)	110
Interest and other income	725	437	1,164	825
Equity method investment loss	(152)	(2,235)	(1,908)	(2,454)
Loss before income taxes	(1,976)	(9,633)	(6,977)	(17,326)
Provision for income taxes	55	288	89	346
Net loss	$(2,031)	$(9,921)	$(7,066)	$(17,672)
Net loss per share
Basic	$(0.04)	$(0.19)	$(0.13)	$(0.33)
Diluted	$(0.04)	$(0.19)	$(0.13)	$(0.33)
Weighted average number of common shares outstanding
Basic	53,613	53,006	53,455	52,978
Diluted	53,613	53,006	53,455	52,978
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited and in thousands)	2024	2023	2024	2023

Net loss	$(2,031)	$(9,921)	$(7,066)	$(17,672)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	—	—	40
Total comprehensive loss	$(2,031)	$(9,921)	$(7,066)	$(17,632)
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	53,287	$5	—	$—	$362,636	$(289,995)	$72,646
Net loss	—	—	—	—	—	(5,035)	(5,035)
Dividends declared	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation, net	19	—	—	—	683	—	683
Balance at March 31, 2024	53,306	$5	—	$—	$363,319	$(296,363)	$66,961
Net loss						$(2,031)	$(2,031)
Dividends declared	—	—	—	—	—	(1,343)	(1,343)
Stock-based compensation, net	439	—	—	—	1,263	—	1,263
Buyback of shares	—	—	22	(26)	—	—	(26)
Balance at June 30, 2024	53,745	$5	22	$(26)	$364,582	$(299,737)	$64,824

The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	52,853	$5	$358,760	$(40)	$(241,099)	$117,626
Net loss	—	—	—	—	(7,751)	(7,751)
Stock-based compensation, net	108	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	40	—	40
Balance at March 31, 2023	52,961	$5	$360,002	$—	$(248,850)	$111,157
Net loss	—	—	—	—	(9,921)	(9,921)
Stock-based compensation, net	65	—	1,390	—	—	1,390
Balance at June 30, 2023	53,026	$5	$361,392	$—	$(258,771)	$102,626

The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited and in thousands)	2024	2023

Cash flows from operating activities
Net loss	$(7,066)	$(17,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	30	(110)
Additions to content assets	(1,693)	(7,103)
Change in content liabilities	(84)	(1,112)
Amortization of content assets	9,901	12,317
Depreciation and amortization expenses	210	249
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	—	26
Stock-based compensation	2,014	2,689
Equity method investment loss	1,908	2,454
Other non-cash items	239	243
Changes in operating assets and liabilities
Accounts receivable	154	1,812
Other assets	954	1,464
Accounts payable	(1,697)	(645)
Accrued expenses and other liabilities	(858)	(3,862)
Deferred revenue	(1,156)	(1,358)
Net cash provided by (used in) operating activities	2,856	(10,608)

Cash flows from investing activities
Purchases of property and equipment	—	(5)
Maturities of investments in debt securities	—	15,000
Net cash provided by investing activities	—	14,995

Cash flows from financing activities
Repurchases of common stock	(26)	—
Dividends paid	(1,333)	—
Payments related to tax withholding	(68)	(57)
Net cash used in financing activities	(1,427)	(57)

Net increase in cash, cash equivalents and restricted cash	1,429	4,330
Cash, cash equivalents and restricted cash, beginning of period	38,215	40,507
Cash, cash equivalents and restricted cash, end of period	$39,644	$44,837

Supplemental disclosure:
Cash paid for taxes	$50	$25
Cash paid for operating leases	$276	$269
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
The Company’s content assets are available for consuming directly through its owned and operated website (“O&O Consumer Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the location of the subscriber, the content included (e.g., Direct Service or Smart Bundle service) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV and major smart TV brands (e.g., LG, Vizio, Samsung). In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media companies certain distribution rights to the Company’s programs, referred to as content licensing arrangements. The Company also sells selected rights to content created before production begins.
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
In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition, and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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

Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions. At times, cash balances with the financial institutions may exceed the applicable FDIC-insured limits.
Accounts receivable, net are typically unsecured and are derived from revenues earned from customers, the majority of which are located in the United States.
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
The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds and corporate debt securities. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds and U.S. government debt securities. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
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
The Company’s remaining financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities, are carried at cost, which approximates fair value because of the short-term maturity of these instruments.
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
NOTE 3 - EQUITY INVESTMENTS
The Company holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The Company’s carrying values for its equity method investments as of June 30, 2024, and December 31, 2023, were as follows:

(in thousands)	Spiegel Venture	Nebula	Total

Balance at December 31, 2023	$1,736	$4,618	$6,354
Equity method investment loss	(1,469)	(439)	(1,908)
Balance at June 30, 2024	$267	$4,179	$4,446
SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to pay television audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of June 30, 2024.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event the Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company was required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined the Spiegel Venture had achieved such financial targets, resulting in the Company paying a Holdback Payment in the amount of $0.9 million to the Spiegel Venture during July 2023.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell their respective ownership interests in the Spiegel Venture (the “Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the SPA, is initially exercisable only during the period that is the later of (i) 30 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026, and March 31, 2026.
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits it to require the Company to purchase their interest (the “Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable during the period that is the later of (i) 60 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026.
In the event the Call Option or the Put Option is not exercised, both options will continue to be available to each respective party in the following year through perpetuity, with its exercise limited to the same date range as outlined above.

NEBULA
Nebula is an SVOD technology platform built for and by a group of independent content creators. Prior to the Company’s investment, Nebula was a wholly owned subsidiary of Standard Broadcast LLC (“Standard”). On August 23, 2021, the Company purchased a 12% ownership interest in Nebula for $6.0 million. Upon its initial investment, the Company obtained 25% representation on Nebula’s Board of Directors.

Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of June 30, 2024. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula Board of Directors. The Company has not received dividends from Nebula as of June 30, 2024.
Beginning August 2021, the Company included access to Nebula’s SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of the Company’s Smart Bundle subscription package. As part of this arrangement, the Company shared revenue with Nebula, based on certain metrics, and paid monthly. On September 26, 2023, Nebula provided the Company with a notice of non-renewal, resulting in the expiration of the revenue share agreement at the end of 2023. Nebula was required to make its service available to subscribers of these offerings through the end of the term of any such subscription that existed as of December 31, 2023.
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

(in thousands)	June 30, 2024	December 31, 2023

Cash and cash equivalents	$39,519	$37,715
Restricted cash[1]	125	500
Cash and cash equivalents and restricted cash	$39,644	$38,215

[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
To determine the fair value of its investments in money market funds securities, the Company uses unadjusted quoted market prices (Level 1 inputs). As of June 30, 2024, and December 31, 2023, the fair values of the Company’s securities investments was as follows:

(in thousands)	Cash and Cash Equivalents
	June 30, 2024	December 31, 2023

Level 1 securities:
Money market funds	$38,625	$36,072
Total Level 1 securities	$38,625	$36,072
The Company recorded no material realized gains or losses during the three and six months ended June 30, 2024, and 2023.

CONTENT ASSETS
Content assets consisted of the following as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023

Licensed content, net:
Released, less amortization and impairment	$9,885	$8,271
Prepaid and unreleased	4,185	8,357
Total Licensed content, net	14,070	16,628

Produced content, net:
Released, less amortization and impairment	22,211	22,880
In production	455	5,435
Total produced content, net	22,666	28,315
Total content assets	$36,736	$44,943

Of the $9.9 million unamortized cost of licensed content that had been released as of June 30, 2024, the Company expects that $4.7 million, $3.2 million and $1.1 million will be amortized in each of the next three years. Of the $22.2 million unamortized cost of produced content that had been released as of June 30, 2024, the Company expects that $8.1 million, $6.3 million and $4.7 million will be amortized in each of the next three years.
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
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three and six months ended June 30, 2024, and 2023, content amortization was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Licensed content	$1,983	$1,804	$3,681	$3,749
Produced content	2,702	4,662	6,219	8,569
Total	$4,685	$6,466	$9,900	$12,318

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023

Accrued payroll and benefits	1,170	1,254
Dividends payable	1,343	—
Sales & income tax liabilities	1,017	1,095
Other	952	1,356
Total	$4,482	$3,705
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of June 30, 2024, and December 31, 2023, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	June 30, 2024	December 31, 2023

Private Placement Warrants	$74	$44
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three and six months ended June 30, 2024, and 2023, as well as the relative percentage to total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024		2023		2024		2023

Direct Business:
Direct-to-Consumer	8,031	65%	7,243	51%	16,102	66%	14,726	56%
Partner Direct Business	1,743	14%	1,081	8%	3,216	13%	2,184	8%
Enterprise	66	1%	97	1%	134	1%	194	1%
Total Direct Business	9,840	79%	8,421	60%	19,452	80%	17,104	65%

Content Licensing:
Library sales	1,172	10%	3,101	22%	2,040	8%	3,918	15%
Presales	145	1%	514	4%	441	2%	1,715	6%
Total Content Licensing	1,317	11%	3,615	26%	2,481	10%	5,633	21%

Bundled Distribution	1,084	9%	1,453	10%	2,226	9%	2,869	11%

Other	154	1%	608	4%	237	1%	878	3%

Total revenues	$12,395		$14,097		$24,396		$26,484

REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2024, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2024	Year Ended December 31,
(in thousands)		2025	2026	2027	Thereafter	Total

Remaining performance obligations	$513	$616	$96	$49	$24	$1,298
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $14.0 million and $14.6 million as of June 30, 2024, and December 31, 2023, respectively, with the non-current portions of $0.5 million and $0.6 million as of June 30, 2024, and December 31, 2023, respectively, included in other liabilities on the consolidated balance sheets.
For the six months ended June 30, 2024, the Company recognized revenues of $10.5 million related to amounts deferred as of December 31, 2023.
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

For the three and six months ended June 30, 2024, and 2023, trade and barter revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Trade and barter license fees: Content Licensing	$864	$2,467	$1,088	$2,467
Other trade and barter revenue*	—	300	—	524
Total trade and barter revenues	$864	$2,767	$1,088	$2,991

* Other revenue primarily relates to other marketing services
For the three and six months ended June 30, 2024, and 2023, trade and barter advertising and marketing expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Trade and barter advertising and marketing	$—	$250	$—	$524
For the six months ended June 30, 2024, and 2023, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Trade and barter additions to content assets	$864	$2,467	$1,088	$2,467
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of June 30, 2024, and December 31, 2023, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
TREASURY STOCK

On June 10, 2024, the Company's Board of Directors authorized and approved a share repurchase program for up to $4 million of the currently outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws.

As of June 30, 2024, the Company repurchased 22,001 shares of its common stock at an average price of $1.18 per share. The total cost of the repurchase was $25,961, which has been recorded as treasury stock in the equity section of the Company’s consolidated balance sheet. As of June 30, 2024, the Company held 22,001 shares as treasury stock.
WARRANTS
As of June 30, 2024, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of SAQN in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
There were no exercises of warrants during the three and six months ended June 30, 2024.
The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying unaudited consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity (deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023

Exercise price	$11.50	$11.50
Stock price (CURI)	$1.14	$0.54
Expected volatility	96.30%	100.00%
Expected warrant term (years)	1.3	1.8
Risk-free interest rate	4.90%	4.23%
Dividend yield	2.2%	0%
Fair Value per Private Placement Warrant	$0.02	$0.01
The change in fair value of the private placement warrant liability was negligible for the three and six months ended June 30, 2024, and amounted to $0.2 million and $0.1 million for the three and six months ended June 30, 2023, respectively.
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

For the three and six months ended June 30, 2024, and 2023, the components of basic and diluted net loss per share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator — Basic and Diluted EPS:
Net loss	$(2,031)	$(9,921)	$(7,066)	$(17,672)
Denominator — Basic and Diluted EPS:
Weighted–average shares	53,613	53,006	53,455	52,978
Net loss per share — Basic and Diluted	$(0.04)	$(0.19)	$(0.13)	$(0.33)
Common shares issuable for warrants, options, and restricted stock units (“RSU”) represent the total amount of outstanding warrants, stock options, and restricted stock units at June 30, 2024, and 2023. For the three and six months ended June 30, 2024, and 2023, the following share equivalents were excluded from the calculation of diluted net loss per share as the inclusion of such shares would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Options	29	4,630	29	4,630
Restricted stock units	5,357	932	5,357	932
Warrants	6,730	6,730	6,730	6,730
Total	12,116	12,292	12,116	12,292
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
The following table summarizes stock option and RSU activity, prices, and values for the six months ended June 30, 2024:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2023	4,762	32	$5.79	2,058	$2.57
Granted	(4,024)	—	—	4,024	1.15
RSUs vested	72	—	—	(551)	1.63
Forfeited or expired	177	(3)	11.60	(174)	1.59
Balance at June 30, 2024	987	29	$5.50	5,357	$1.47
There were no options exercised during the three and six months ended June 30, 2024, and 2023.

Stock options and RSU awards generally vest on a monthly, quarterly, or annual basis over a period of one to four years from the grant date. When options are exercised, the Company issues previously unissued shares of Common Stock to satisfy share option exercises. Upon vesting and distribution of RSUs, the Company issues previously unissued shares of Common Stock to satisfy RSUs vested, net of shares withheld for taxes if elected by the RSU holder.
The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including the Company’s estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.
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
On April 28, 2023, the Company’s Board of Directors authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange”) that permitted certain current employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the current market price of the Company’s Common Stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. For options that had already vested at the time of the Exchange, the resulting RSUs vested in July 2024. Otherwise, the vesting schedules for unvested options at the time of the Exchange will remain the same for the resulting RSUs. As a result of the Exchange, 4.6 million of outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.
The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate to the expected term of the option.
For the three and six months ended June 30, 2024, and 2023, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Stock-based compensation — Options	$1	$771	$6	$1,548
Stock-based compensation — RSUs	$1,324	$651	$2,008	$1,141
Total stock-based compensation	$1,325	$1,422	$2,014	$2,689
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

All long-lived tangible assets are located in the United States. For the three and six months ended June 30, 2024, and 2023, revenue by geographic location based on customer location was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024		2023		2024		2023

United States	$7,616	61%	$7,936	56%	$15,041	62%	$14,622	55%
International:
United Kingdom	577	5%	1,800	13%	1,505	6%	2,362	9%
Other	4,202	34%	4,361	31%	7,850	32%	9,500	36%
Total International	4,779	39%	6,161	44%	9,355	38%	11,862	45%
Total revenue	$12,395	100%	$14,097	100%	$24,396	100%	$26,484	100%
Revenue from one foreign country, United Kingdom, comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the three and six months ended June 30, 2024, the Company recognized $0.1 million of revenue related to license fees from the Spiegel Venture. No revenue was recognized from Nebula during these periods.
As of June 30, 2024, and December 31, 2023, the impacts of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Accounts receivable	$367	$811
Accounts payable	$6	$374
For the three and six months ended June 30, 2024, and 2023, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Revenues	$—	$371	$111	$1,084
Cost of revenues	$15	$1,164	$30	$2,366
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

As of June 30, 2024, the Company held operating lease ROU assets of $3.2 million, current lease liabilities of $0.4 million, included within accrued expenses and other liabilities on the consolidated balance sheets, and non-current lease liabilities of $4.1 million. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of June 30, 2024. The weighted average remaining lease term as of June 30, 2024, was 8.7 years.
Components of Lease Cost
For the three and six months ended June 30, 2024, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Operating lease cost	$119	$121	$238	$242
Short-term lease cost	—	(16)	—	(16)
Variable lease cost	12	12	23	25
Total lease cost	$131	$117	$261	$251

Maturity of Lease Liabilities
As of June 30, 2024, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Six remaining months of 2024	$281
2025	571
2026	585
2027	600
2028	615
Thereafter	2,731
Total lease payments	$5,383
Less: imputed interest	(913)
Present value of total lease liabilities	$4,470
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2024, operating lease income from the Company’s sublet was less than $0.1 million. As of June 30, 2024, total remaining future minimum lease payments receivable on the Company’s operating lease were $0.2 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of June 30, 2024, the Company’s content obligations amounted to $0.6 million, including $0.1 million recorded within in content liabilities in the accompanying unaudited consolidated balance sheets, and $0.5 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid by December 31, 2024.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of June 30, 2024, the Company’s future advertising commitments totaled $1.7 million, all of which the Company expects to pay during the year ending December 31, 2024.
NOTE 13 - INCOME TAXES
For the three and six months ended June 30, 2024, Income tax expense was immaterial. For the comparative periods in 2023, the provision for income taxes was $0.3 million. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
NOTE 14 - SUBSEQUENT EVENTS
On August 12, 2024, the Board declared a regular quarterly cash dividend of $0.025 per share of Common Stock, equivalent to $0.10 per share of Common Stock on an annual basis. The cash dividend will be paid on October 31, 2024, to all holders of record of Common Stock at the close of business on October 12, 2024. This cash dividend of approximately $1.3 million is expected to be paid from available cash on hand.

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

The main sources of our revenue are:
1.Subscription and license fees earned from our Direct-to-Consumer business and Partner Direct subscribers ("Direct Business"),
2.License fees from content licensing arrangements ("Content Licensing"),
3.Bundled license fees from distribution affiliates (“Bundled Distribution”), and
4.Other revenue, including advertising and sponsorships ("Other").

We operate our business as a single operating segment that provides premium streaming content through multiple channels, including the use of various applications, partnerships and affiliate relationships.
CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages.

RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for three and six months ended June 30, 2024, and 2023, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(unaudited and in thousands)	2024	2023	Total	%	2024	2023	Total	%

Revenues
Direct Business	$9,840	$8,421	$1,419	17%	$19,452	$17,104	$2,348	14%
Content Licensing	1,317	3,615	(2,298)	(64%)	2,481	5,633	(3,152)	(56%)
Bundled Distribution	1,084	1,453	(369)	(25%)	2,226	2,869	(643)	(22%)
Other	154	608	(454)	(75%)	237	878	(641)	(73%)
Total revenue	12,395	14,097	(1,702)	(12%)	24,396	26,484	(2,088)	(8%)
Operating expenses
Cost of revenues	6,004	9,933	(3,929)	(40%)	12,752	18,934	(6,182)	(33%)
Advertising and marketing	2,981	4,203	(1,222)	(29%)	6,086	7,318	(1,232)	(17%)
General and administrative	5,959	7,980	(2,021)	(25%)	11,761	16,039	(4,278)	(27%)
Total operating expenses	14,944	22,116	(7,172)	(32%)	30,599	42,291	(11,692)	(28%)
Operating loss	(2,549)	(8,019)	5,470	(68%)	(6,203)	(15,807)	9,604	(61%)
Other income (expense)
Change in fair value of warrant liability	—	184	(184)	n/m	(30)	110	(140)	n/m
Interest and other income (expense)	725	437	288	n/m	1,164	825	339	n/m
Equity method investment loss	(152)	(2,235)	2,083	(93%)	(1,908)	(2,454)	546	(22%)
Loss before income taxes	$(1,976)	$(9,633)	$7,657	(79%)	$(6,977)	$(17,326)	10,349	(60%)
Provision for income taxes	55	288	(233)	n/m	89	346	(257)	n/m
Net loss	$(2,031)	$(9,921)	$7,890	(80%)	$(7,066)	$(17,672)	10,606	(60%)

* n/m = percentage not meaningful
For the three months ended June 30, 2024, and 2023, operating loss was $2.5 million and $8.0 million, respectively. The decline in operating loss of $5.5 million, or 68%, primarily resulted from the decreases in our operating expenses of $7.2 million, or 32%, which more than offset the decline in revenues of $1.7 million, or 12%, compared to the three months ended June 30, 2023.
For the three months ended June 30, 2024, and 2023, net loss was $2.0 million and $9.9 million, respectively, a decrease in net loss of $7.9 million, or 80%.

For the six months ended June 30, 2024, and 2023, operating loss was $6.2 million and $15.8 million, respectively. The decline in operating loss of $9.6 million, or 61%, primarily resulted from the decreases in our operating expenses of $11.7 million, or 28%, which more than offset the decline in revenues of $2.1 million, or 8%, compared to the six months ended June 30, 2023.
For the six months ended June 30, 2024, and 2023, net loss was $7.1 million and $17.7 million, respectively, a decrease in net loss of $10.6 million, or 60%.
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
For the three months ended June 30, 2024, and 2023, revenues totaled $12.4 million and $14.1 million, respectively, a decrease of $1.7 million, or 12%. This decline was primarily driven by declines in Content Licensing and Bundled Distribution of $2.3 million and $0.4 million, respectively, while our Direct Business revenue increased by $1.4 million.
For the six months ended June 30, 2024, and 2023, revenues totaled $24.4 million and $26.5 million, respectively, a decrease of $2.1 million, or 8%. This decline was primarily driven by declines in Content Licensing and Bundled Distribution of $3.2 million and $0.6 million, respectively, while our Direct Business revenue increased by $2.3 million, or 14%.
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
We have recently raised the prices for our legacy subscribers in our U.S. dollar-based markets, which represent the vast majority of our Direct Business revenue. These legacy subscribers previously paid $2.99 per month or $19.99 per year. As of March 27, 2023, we increased our standard pricing for new subscribers to this service to $4.99 per month or $39.99 per year. We also provide a Smart Bundle service for $9.99 per month or $69.99 per year. Our Smart Bundle membership currently includes our standard service, plus subscriptions to third-party platforms Tastemade, Kidstream, SommTV and our Curiosity University stand-alone service. Our Smart Bundle pricing remains unchanged. However, we may in the future increase the price of these existing subscription plans, which may have a positive effect on our revenue from this line of our business.
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
The following table details our Direct Business for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Direct-to-Consumer	$8,031	$7,243	$788	11%	$16,102	$14,726	$1,376	9%
Partner Direct Business	1,743	$1,081	662	61%	3,216	2,184	1,032	47%
Enterprise	66	97	(31)	n/m	134	194	(60)	n/m
Total Direct Business	$9,840	$8,421	$1,419	17%	$19,452	$17,104	$2,348	14%

For the three months ended June 30, 2024, our Direct-to-Consumer revenue increased by $0.8 million, or 11%, compared to 2023. For the six months ended June 30, 2024, our Direct-to-Consumer revenue increased by $1.4 million, or 9%, compared to 2023. Although our overall DTC subscriber count declined, this was more than offset by the higher pricing we began rolling out in 2023. Additionally, our Partner Direct Business primarily benefited from continued subscriber growth as well as the price increase.
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

The following table details our Content Licensing results for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Library sales	$1,172	$3,101	$(1,929)	(62%)	$2,040	$3,918	$(1,878)	(48%)
Presales	145	514	(369)	(72%)	441	1,715	(1,274)	(74%)
Total Content Licensing	1,317	3,615	(2,298)	(64%)	2,481	5,633	(3,152)	(56%)

For the three months ended June 30, 2024, compared to 2023, Library sales decreased by 62%, while presales declined by 72%. For the six months ended June 30, 2024, compared to 2023, Library sales decreased by 48%, while presales declined by 74%.
The decrease in Library sales for both periods is primarily due to a higher volume of trade and barter deals in the comparable periods of the prior year, which did not recur at the same level in the reported periods. Content licensing, including barter activity, may vary from period to period based on our content needs as well as those of our partners. Within our content licensing business, our primary focus is on transactions that yield a positive gross margin, particularly those related to our library. However, we may continue to enter into presale arrangements with certain partners for strategic purposes.
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
For the three months ended June 30, 2024, and 2023, our Bundled Distribution revenue was $1.1 million and $1.5 million, respectively, reflecting a 25% decline. For the six months ended June 30, 2024, and 2023, our Bundled Distribution revenue was $2.2 million and $2.9 million, respectively, reflecting a 22% decline. In both periods, the decrease was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution is a challenging revenue stream given the pressures being felt in the linear pay television business worldwide.
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
For the three months ended June 30, 2024, Other revenue was $0.2 million, a decline of $0.5 million, or 75%, from the same period in 2023. For the six months ended June 30, 2024, Other revenue was $0.2 million, a decline of $0.6 million, or 73%, from the same period in 2023. These declines were largely due to certain short-term marketing partnerships that we entered into during the early part of 2023, including a campaign that we provided through a trade and barter arrangement, which was not renewed in 2024.
Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.
For the three months ended June 30, 2024, and 2023, our operating expenses were $14.9 million and $22.1 million, respectively, a decrease of $7.2 million, or 32%.
For the six months ended June 30, 2024, and 2023, our operating expenses were $30.6 million and $42.3 million, respectively, a decrease of $11.7 million, or 28%.
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
The following table details cost of revenues for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Content amortization	$4,685	$6,465	$(1,780)	(28%)	$9,901	$12,317	$(2,416)	(20%)
Other[1]	1,319	3,468	(2,149)	(62%)	2,851	6,617	(3,766)	(57%)
Total cost of revenues	$6,004	$9,933	$(3,929)	(40%)	12,752	18,934	(6,182)	(33%)

[1] Includes commissions, distribution fees, production and broadcast, promotions and sponsorships, and other expenses.
For the three months ended June 30, 2024, cost of revenues decreased to $6.0 million from $9.9 million, a 40% reduction. For the six months ended June 30, 2024, cost of revenues decreased to $12.8 million from $18.9 million, a 33% reduction. These decreases were primarily driven by declines in content amortization of 28% for the three months ended June 30, 2024, compared to the same period in 2023, and of 20% for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to fewer new productions, a reduction in content acquisitions and releases during the year and the content impairment recorded in the third quarter of 2023. Additionally, other costs of revenues declined mainly due to a reduction in revenue share arrangements, including our arrangement with Nebula that expired at the end of 2023.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the three and six months ended June 30, 2024, advertising and marketing expenses decreased by $1.2 million compared to the same period in 2023. This decrease reflects our efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at driving growth.
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
The following table details general and administrative costs for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$2,504	$3,600	$(1,096)	(30%)	$5,156	$7,189	(2,033)	(28%)
Professional services	789	$1,393	(604)	(43%)	$1,840	$3,320	(1,480)	(45%)
Stock-based compensation	1,325	1,421	(96)	(7%)	2,014	2,689	(675)	(25%)
Technology and subscriptions	307	450	(143)	(32%)	682	873	(191)	(22%)
Other[1]	1,034	1,116	(82)	(7%)	2,069	1,968	101	5%
Total general and administrative	$5,959	$7,980	$(2,021)	(25%)	11,761	16,039	(4,278)	(27%)

[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.
For the three months ended June 30, 2024, general and administrative expenses decreased to $6.0 million from $8.0 million in the same period in 2023. This decrease of $2.0 million, or 25%, was primarily the result of lower payroll and related costs and professional services, which declined by $1.1 million and $0.6 million, respectively, The reduction in payroll costs was mainly driven by a smaller average workforce size and reduced incentive compensation. Additionally, professional services costs decreased by 43% as we streamlined various external services and brought certain finance and operations functions in-house.
For the six months ended June 30, 2024, general and administrative expenses decreased to $11.8 million from $16.0 million in the same period in 2023. This decrease of $4.3 million, or 27%, was primarily the result of lower payroll and related costs and professional services, which declined by $2.0 million and $1.5 million, respectively. The reduction in payroll costs was mainly driven by a smaller average workforce size and reduced incentive compensation. Additionally, professional services costs decreased by 45% as we streamlined various external services and brought certain finance and operations functions in-house. Stock-based compensation also contributed to the decrease, with a reduction of $0.7 million.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our Common Stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Equity Method Investment Loss
For the three months ended June 30, 2024, the Company recorded a loss of $0.2 million compared to a loss of $2.2 million for the same period in 2023. For the six months ended June 30, 2024, the Company recorded a loss of $1.9 million compared to a loss of $2.5 million for the same period in 2023 related to its investments in the Spiegel Venture and Nebula. The decrease in losses is primarily due to the $2.0 million impairment charge recorded by the Company to its investment in Spiegel Venture during the six months ended June 30, 2023.

Income Taxes
For the three and six months ended June 30, 2024, income tax expense was immaterial. For the comparative period in 2023, the provision for income taxes was $0.3 million, primarily due to losses generated before income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2024, the Company’s cash and cash equivalents, including restricted cash, totaled $39.6 million. For the six months ended June 30, 2024, the Company incurred a net loss of $7.1 million and generated $2.9 million of net cash from operating activities. Additionally, the Company used $1.4 million of net cash in financing activities, while cash flows from investing activities were immaterial.
As of June 30, 2024, our cash and cash equivalents mainly consist of investments and short-term deposits held at major global financial institutions. We regularly monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
We believe that our current cash levels, including investments that are readily convertible to cash, will be adequate to support our ongoing operations, capital expenditures and working capital for at least the next twelve months. We believe that we have access to additional funds in the short term and the long term, if needed, through the capital markets to obtain further financing.
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
The following table provides details of the dividends declared and paid as of June 30, 2024.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

March 13, 2024	April 12, 2024	April 30, 2024	$0.025	$1.3 million

May 6, 2024	July 12, 2024	July 31, 2024	$0.025	$1.3 million
Our Board of Directors has declared the next cash dividend of $0.025 per share to be paid on October 31, 2024, for an expected aggregate amount of $1.3 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4 million of the currently outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. We cannot predict when or if we will repurchase any shares of common stock as such stock repurchase program will depend on a number of factors, including constraints imposed by applicable federal securities laws, price, general business and market conditions, and alternative investment opportunities. This program does not obligate us to acquire any particular amount of common stock. The program has no expiration date and may be modified, suspended or discontinued at any time at our discretion. As of June 30, 2024 we had repurchased $26 thousand of Common Stock under this program.

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
(unaudited and in thousands)	2024	2023

Net cash used in operating activities	$2,856	$(10,608)
Net cash provided by investing activities	—	14,995
Net cash used in financing activities	(1,427)	(57)
Net increase in cash, cash equivalents and restricted cash	$1,429	$4,330
Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

	Six Months Ended June 30,
(in thousands)	2024	2023

Net loss	$(7,066)	$(17,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	30	(110)
Additions to content assets	(1,693)	(7,103)
Change in content liabilities	(84)	(1,112)
Amortization of content assets	9,901	12,317
Stock-based compensation	2,014	2,689
Equity interests loss	1,908	2,454
Other depreciation, amortization and non-cash items	449	518
Changes in operating assets and liabilities	(2,603)	(2,589)
Net cash provided by (used in) operating activities	$2,856	$(10,608)
For the six months ended June 30, 2024, our net cash inflow from operating activities was $2.9 million compared to net cash used in operating activities of $10.6 million for the six months ended June 30, 2023, an increase in operating cash outflow of $13.5 million.
Although we reported a net loss of $7.1 million for the six months ended June 30, 2024, this amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $9.9 million, $2.0 million, and $1.9 million, respectively. Cash used during the quarter included a $2.6 million change in operating assets and liabilities and additions to content assets and change of content liabilities of $1.7 million and $0.1 million, respectively.
For the six months ended June 30, 2023, we reported a net loss of $17.7 million. This amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $12.3 million, $2.7 million and $2.5 million, respectively. Cash used during the quarter included additions to content assets and changes in content liabilities of $7.1 million and $1.1 million, respectively, and changes in operating assets and liabilities of $2.6 million.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

For the six months ended June 30, 2024, we had no investing activities that resulted in cash inflows or outflows. In contrast, for the same period in 2023, our cash inflows were primarily due to maturities of investments in debt securities.
Financing Activities
For the six months ended June 30, 2024 and 2023, net cash used in financing activities was $1.4 million and $0.1 million, respectively, an increase of $1.3 million primarily due to dividends paid.
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
OFF BALANCE SHEET ARRANGEMENTS
As of June 30, 2024, we had no off-balance sheet arrangements.
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
Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
RULE 10b5-1 TRADING PLANS
The Rule 10b5-1 trading arrangement previously adopted by John Hendricks expired April 5, 2024. The Company adopted a Rule 10b5-1 Stock Purchase Plan on June 14, 2024. None of the Company’s directors or officers otherwise adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation, as amended					X
10.1	Services Agreement between Curiosity Inc. and Peter Westley, effective June 1, 2024	8-K	001-39139	10.1	May 7, 2024
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS**	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X
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

CURIOSITYSTREAM INC.

Date: August 14, 2024	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)