Form 10-Q
period 2024-09-30
CuriosityStream Inc.
filed 2024-11-07
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, 55,479,190 shares of Common Stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	September 30, 2024	December 31, 2023
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$9,588	$37,715
Restricted cash	125	500
Short-term investments in debt securities	23,621	—
Accounts receivable	4,500	4,760
Other current assets	1,260	2,315
Total current assets	39,094	45,290
Investments in debt securities	6,513	—
Investments in equity method investees	4,179	6,354
Property and equipment, net	492	727
Content assets, net	33,885	44,943
Operating lease right-of-use assets	3,137	3,350
Other assets	267	358
Total assets	$87,567	$101,022

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$499	$407
Accounts payable	3,842	4,765
Accrued expenses and other liabilities	4,873	3,705
Deferred revenue	11,347	14,521
Total current liabilities	20,561	23,398
Warrant liability	110	44
Non-current operating lease liabilities	3,990	4,283
Other liabilities	691	651
Total liabilities	25,352	28,376
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of September 30, 2024, and December 31, 2023; 55,670 shares issued as of September 30, 2024, including 195 treasury shares; 53,287 issued and outstanding as of December 31, 2023; 55,475 shares outstanding as of September 30, 2024.	5	5
Treasury stock	(218)	—
Additional paid-in capital	366,614	362,636
Accumulated deficit	(304,186)	(289,995)
Total stockholders’ equity	62,215	72,646
Total liabilities and stockholders’ equity	$87,567	$101,022
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited and in thousands except per share amounts)	2024	2023	2024	2023

Revenues	$12,604	$15,630	$37,000	$42,114
Operating expenses
Cost of revenues	5,840	8,494	18,592	27,428
Advertising and marketing	3,590	5,106	9,676	12,424
General and administrative	6,426	6,959	18,187	22,998
Impairment of content assets	—	18,970	—	18,970
	15,856	39,529	46,455	81,820
Operating loss	(3,252)	(23,899)	(9,455)	(39,706)
Change in fair value of warrant liability	(36)	74	(66)	184
Interest and other income	538	31	1,702	856
Equity method investment loss	(267)	(2,638)	(2,175)	(5,092)
Loss before income taxes	(3,017)	(26,432)	(9,994)	(43,758)
Provision for income taxes	45	133	134	479
Net loss	$(3,062)	$(26,565)	$(10,128)	$(44,237)
Net loss per share
Basic	$(0.06)	$(0.50)	$(0.19)	$(0.83)
Diluted	$(0.06)	$(0.50)	$(0.19)	$(0.83)
Weighted average number of common shares outstanding
Basic	54,850	53,040	53,920	52,999
Diluted	54,850	53,040	53,920	52,999
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited and in thousands)	2024	2023	2024	2023

Net loss	$(3,062)	$(26,565)	$(10,128)	$(44,237)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	—	—	40
Total comprehensive loss	$(3,062)	$(26,565)	$(10,128)	$(44,197)
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	53,287	$5	—	$—	$362,636	$(289,995)	$72,646
Net loss	—	—	—	—	—	(5,035)	(5,035)
Dividends declared	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation, net	19	—	—	—	683	—	683
Balance at March 31, 2024	53,306	$5	—	$—	$363,319	$(296,363)	$66,961
Net loss						$(2,031)	$(2,031)
Dividends declared	—	—	—	—	—	(1,343)	(1,343)
Stock-based compensation, net	439	—	—	—	1,263	—	1,263
Buyback of shares	—	—	22	(26)	—	—	(26)
Balance at June 30, 2024	53,745	$5	22	$(26)	$364,582	$(299,737)	$64,824
Net loss						$(3,062)	$(3,062)
Dividends declared	—	—	—	—	—	(1,387)	(1,387)
Stock-based compensation, net	1,730	—	—	—	2,032	—	2,032
Buyback of shares	—	—	173	(192)	—	—	(192)
Balance at September 30, 2024	55,475	$5	195	$(218)	$366,614	$(304,186)	$62,215
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	52,853	$5	$358,760	$(40)	$(241,099)	$117,626
Net loss	—	—	—	—	(7,751)	(7,751)
Stock-based compensation, net	108	—	1,242	—	—	1,242
Other comprehensive income	—	—	—	40	—	40
Balance at March 31, 2023	52,961	$5	$360,002	$—	$(248,850)	$111,157
Net loss	—	—	—	—	(9,921)	(9,921)
Stock-based compensation, net	65	—	1,390	—	—	1,390
Balance at June 30, 2023	53,026	$5	$361,392	$—	$(258,771)	$102,626
Net loss	—	—	—	—	(26,565)	(26,565)
Stock-based compensation, net	45	—	878	—	—	878
Balance at September 30, 2023	53,071	$5	$362,270	$—	$(285,336)	$76,939

The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited and in thousands)	2024	2023

Cash flows from operating activities
Net loss	$(10,128)	$(44,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	66	(183)
Additions to content assets	(3,412)	(14,074)
Change in content liabilities	92	(2,734)
Amortization of content assets	14,470	17,707
Depreciation and amortization expenses	285	370
Impairment of content assets	—	18,970
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(166)	26
Stock-based compensation	4,734	3,586
Equity method investment loss	2,175	5,092
Other non-cash items	359	362
Changes in operating assets and liabilities
Accounts receivable	260	4,022
Other assets	1,096	1,737
Accounts payable	(728)	903
Accrued expenses and other liabilities	(658)	(3,947)
Deferred revenue	(3,329)	(1,230)
Net cash provided by (used in) operating activities	5,116	(13,630)

Cash flows from investing activities
Purchases of property and equipment	—	(5)
Investment in equity method investees	—	(992)
Maturities of investments in debt securities	—	15,000
Purchases of investments in debt securities	(29,968)	—
Net cash (used in) provided by investing activities	(29,968)	14,003

Cash flows from financing activities
Repurchases of common stock	(218)	—
Dividends paid	(2,676)	—
Payments related to tax withholding	(756)	(76)
Net cash used in financing activities	(3,650)	(76)

Net increase in cash, cash equivalents and restricted cash	(28,502)	297
Cash, cash equivalents and restricted cash, beginning of period	38,215	40,507
Cash, cash equivalents and restricted cash, end of period	$9,713	$40,804

Supplemental disclosure:
Cash paid for taxes	$71	$144
Cash paid for operating leases	$416	$360
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
In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Investments in debt securities are held with reputable institutions and are monitored to manage credit risk exposure.
Accounts receivable, net are typically unsecured and are derived from revenues earned from customers, the majority of which are located in the United States.
Investments in Debt Securities
The Company classifies its investments in debt securities as held-to-maturity “"HTM” under ASC “Accounting Standards Codification” 320, “Investments—Debt and Equity Securities.” HTM investments represent securities for which the Company has the positive intent and ability to hold to maturity, and they are reported at amortized cost.
Investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Investments with longer maturities are classified as short-term or long-term investments based on the remaining maturity at each balance sheet date and the Company’s intent to hold the security. Interest income earned from HTM investments is recognized in the income statement as “Interest and other Income” under non-operating income.
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
The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds, U.S. government securities, corporate debt securities, municipal debt securities and certificates of deposit. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds, U.S. government debt securities and certificate of deposit. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.

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
NOTE 3 - EQUITY INVESTMENTS
The Company holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The Company’s carrying values for its equity method investments as of September 30, 2024, and December 31, 2023, were as follows:

(in thousands)	Spiegel Venture	Nebula	Total

Balance at December 31, 2023	$1,736	$4,618	$6,354
Equity method investment loss	(1,553)	(622)	(2,175)
Balance at September 30, 2024	$183	$3,996	$4,179
SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to pay television audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of September 30, 2024.

Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event the Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company was required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined the Spiegel Venture had achieved such financial targets, resulting in the Company paying a Holdback Payment in the amount of $0.9 million to the Spiegel TV and Autentic during July 2023. This payment has been recorded as an equity investment in the balance sheet.
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
In the event that neither the Call Option nor the Put Option is exercised, both options will continue to be available to each respective party in perpetuity beginning in the following year, with its exercise limited to the applicable date range outlined above.
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
Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of September 30, 2024. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula Board of Directors. The Company has not received dividends from Nebula as of September 30, 2024.
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

NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

(in thousands)	September 30, 2024	December 31, 2023

Cash and cash equivalents	$9,588	$37,715
Restricted cash[1]	125	500
Cash and cash equivalents and restricted cash	$9,713	$38,215

[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.

The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) are:

	As of September 30, 2024				As of December 31, 2023
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total	Cash and Cash Equivalents	Total

Level 1 securities:
Money market funds	$4,883	$—	$—	$4,883	$36,072	$36,072
Certificate of deposit	1,500	11,000	—	12,500	—	—
U.S. government securities	300	988	—	1,288	—	—
Total Level 1 securities	$6,683	$11,988	$—	$18,671	$36,072	$36,072
Level 2 securities:
Corporate debt securities	2,446	11,633	6,513	20,592	—	$—
Total Level 2 securities	2,446	11,633	6,513	20,592	—	$—
Total	$9,129	23,621	6,513	$39,263	$36,072	$36,072
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of September 30, 2024:

	As of September 30, 2024
(in thousands)	Amortized Cost	Estimated Fair Value
Fixed maturities:
Certificate of deposit	$12,500	$12,500
Corporate debt securities	20,592	20,592
U.S. government securities	1,288	1,288
Total	$34,380	$34,380
The Company recorded no material realized gains or losses during the three and nine months ended September 30, 2024, and 2023.

The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of September 30, 2024:

	As of September 30, 2024
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$27,867	$27,867
Due after one year through five years	6,513	6,513
Total	$34,380	$34,380
CONTENT ASSETS
Content assets consisted of the following as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023

Licensed content, net:
Released, less amortization and impairment	$10,286	$8,271
Prepaid and unreleased	3,249	8,357
Total Licensed content, net	13,535	16,628

Produced content, net:
Released, less amortization and impairment	19,932	22,880
In production	418	5,435
Total produced content, net	20,350	28,315
Total content assets	$33,885	$44,943

Of the $10.3 million unamortized cost of licensed content that had been released as of September 30, 2024, the Company expects that $5.1 million, $3.3 million and $1.0 million will be amortized in each of the next three years. Of the $19.9 million unamortized cost of produced content that had been released as of September 30, 2024, the Company expects that $7.4 million, $6.0 million and $4.1 million will be amortized in each of the next three years.
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
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three and nine months ended September 30, 2024, and 2023, content amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Licensed content	$2,165	$1,728	$5,846	$5,478
Produced content	2,404	3,661	8,624	12,229
Total	$4,569	$5,389	$14,470	$17,707

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of September 30, 2024, and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023

Accrued payroll and benefits	1,396	1,254
Dividends payable	1,387	—
Sales & income tax liabilities	947	1,095
Other	1,143	1,356
Total	$4,873	$3,705
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of September 30, 2024, and December 31, 2023, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	September 30, 2024	December 31, 2023

Private Placement Warrants	$110	$44
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three and nine months ended September 30, 2024, and 2023, as well as the relative percentage to total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024		2023		2024		2023

Direct Business:
Direct-to-Consumer	7,750	61%	7,399	47%	23,853	64%	22,126	53%
Partner Direct	1,983	16%	1,177	8%	5,199	14%	3,361	8%
Enterprise	52	1%	86	1%	186	1%	280	1%
Total Direct Business	9,785	78%	8,662	55%	29,238	79%	25,767	61%

Content Licensing:
Library sales	1,657	13%	5,082	33%	3,696	10%	9,001	21%
Presales	—	—%	—	—%	441	1%	1,715	4%
Total Content Licensing	1,657	13%	5,082	33%	4,137	11%	10,716	25%

Bundled Distribution	973	8%	1,452	9%	3,198	9%	4,321	10%

Other	189	1%	434	3%	427	1%	1,310	3%

Total revenues	$12,604		$15,630		$37,000		$42,114

REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2024, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2024	Year Ended December 31,
(in thousands)		2025	2026	2027	Thereafter	Total

Remaining performance obligations	$352	$1,195	$434	$155	$187	$2,323
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $11.8 million and $15.2 million as of September 30, 2024, and December 31, 2023, respectively. The non-current portions of $0.5 million and $0.6 million as of September 30, 2024, and December 31, 2023, respectively, are included in other liabilities in the consolidated balance sheets.
For the nine months ended September 30, 2024, the Company recognized revenues of $13.4 million related to amounts deferred as of December 31, 2023.
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

For the three and nine months ended September 30, 2024, and 2023, trade and barter revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Trade and barter license fees: Content Licensing	$1,416	$4,949	$2,504	$7,416
Other trade and barter revenue*	—	250	—	774
Total trade and barter revenues	$1,416	$5,199	$2,504	$8,190

* Other revenue primarily relates to other marketing services
For the three and nine months ended September 30, 2024, and 2023, trade and barter advertising and marketing expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Trade and barter advertising and marketing	$—	$648	$—	$1,172
For the nine months ended September 30, 2024, and 2023, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended June 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Trade and barter additions to content assets	$1,416	$4,657	$2,504	$7,124
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of September 30, 2024, and December 31, 2023, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
TREASURY STOCK
On June 10, 2024, the Company's Board of Directors authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws.
As of September 30, 2024, the Company had repurchased 195,190 shares of its common stock at an average price of $1.12 per share. The total cost of the repurchase was $0.2 million, which has been recorded as treasury stock in the equity section of the Company’s consolidated balance sheet.
WARRANTS
As of September 30, 2024, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of SAQN in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
There were no exercises of warrants during the three and nine months ended September 30, 2024.
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
The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023

Exercise price	$11.50	$11.50
Stock price (CURI)	$1.91	$0.54
Expected volatility	86.40%	100.00%
Expected warrant term (years)	1.0	1.8
Risk-free interest rate	3.94%	4.23%
Dividend yield	1.3%	0%
Fair Value per Private Placement Warrant	$0.03	$0.01
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
For the three and nine months ended September 30, 2024, and 2023, the components of basic and diluted net loss per share were as follows:

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator — basic and diluted EPS:
Net loss	$(3,062)	$(26,565)	$(10,128)	$(44,237)
Denominator — basic and diluted EPS:
Weighted–average shares	54,850	53,040	53,920	52,999
Net loss per share — basic and diluted	$(0.06)	$(0.50)	$(0.19)	$(0.83)

Common shares issuable for warrants, options, and restricted stock units (“RSU”) represent the total amount of outstanding warrants, stock options, and restricted stock units at September 30, 2024, and 2023. For the three and nine months ended September 30, 2024, and 2023, the following share equivalents were excluded from the calculation of diluted net loss per share as the inclusion of such shares would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Options	27	33	27	33
Restricted stock units	2,864	2,430	2,864	2,430
Warrants	6,730	6,730	6,730	6,730
Total	9,621	9,193	9,621	9,193
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
The following table summarizes stock option and RSU activity, prices, and values for the nine months ended September 30, 2024:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2023	4,762	32	$5.79	2,058	$2.57
Granted	(4,024)	—	—	4,024	—
RSUs vested	655	—	—	(3,038)	0.39
Forfeited or expired	185	(6)	7.15	(180)	1.06
Balance at September 30, 2024	1,578	26	$5.00	2,864	$1.64
There were no options exercised during the three and nine months ended September 30, 2024, and 2023.
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

On April 28, 2023, the Company’s Board of Directors authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange”) that permitted certain current employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the current market price of the Company’s Common Stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. For options that had already vested at the time of the Exchange, the resulting RSUs vested in July 2024. Otherwise, the vesting schedules for unvested options at the time of the Exchange remained the same for the resulting RSUs. As a result of the Exchange, 4.6 million of outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.
The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate the expected term of the option.
For the three and nine months ended September 30, 2024, and 2023, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Stock-based compensation — Options	$—	$5	$6	$1,553
Stock-based compensation — RSUs	$2,720	$892	$4,728	$2,033
Total stock-based compensation	$2,720	$897	$4,734	$3,586
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period.
NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one reporting segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on an entity-wide basis for purposes of making operating decisions, assessing financial performance and allocating resources.
All long-lived tangible assets are located in the United States. For the three and nine months ended September 30, 2024, and 2023, revenue by geographic location based on customer location was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024		2023		2024		2023

United States	$7,531	60%	$8,973	57%	$22,572	61%	$23,595	56%
International:
Canada	1,104	9%	1,674	11%	2,087	6%	2,566	6%
Netherlands	958	8%	1,566	10%	2,234	6%	3,216	8%
Other	3,011	24%	3,417	22%	10,107	27%	12,737	30%
Total International	5,073	40%	6,657	43%	14,428	39%	18,519	44%
Total revenue	$12,604	100%	$15,630	100%	$37,000	100%	$42,114	100%
Revenue from two foreign countries, Canada and Netherlands, each comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.2 million, respectively. of revenue related to license fees from the Spiegel Venture. No revenue was recognized from Nebula during these periods.

As of September 30, 2024, and December 31, 2023, the impacts of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Accounts receivable	$265	$811
Accounts payable	$10	$374
For the three and nine months ended September 30, 2024, and 2023, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Revenues	$112	$—	$223	$1,084
Cost of revenues	$15	$1,142	$45	$3,508
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
As of September 30, 2024, the Company held operating lease ROU assets of $3.1 million. Current lease liabilities were $0.4 million, and are included within accrued expenses and other liabilities on the consolidated balance sheets. Non-current lease liabilities were $4.0 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of September 30, 2024. The weighted average remaining lease term as of September 30, 2024, was 8.4 years years.
Components of Lease Cost
For the three and nine months ended September 30, 2024, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Operating lease cost	$120	$120	$358	$362
Short-term lease cost	—	—	—	(16)
Variable lease cost	14	13	37	38
Total lease cost	$134	$133	$395	$384

Maturity of Lease Liabilities
As of September 30, 2024, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Three remaining months of 2024	$141
2025	571
2026	585
2027	600
2028	615
Thereafter	2,731
Total lease payments	$5,243
Less: imputed interest	(865)
Present value of total lease liabilities	$4,378
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, operating lease income from the Company’s sublet was less than $0.1 million. As of September 30, 2024, total remaining future minimum lease payments receivable on the Company’s sublet were $0.2 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of September 30, 2024, the Company’s content obligations amounted to $0.7 million, including $0.2 million recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.5 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid by December 31, 2024.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of September 30, 2024, the Company’s future advertising commitments totaled $2.7 million, all of which the Company expects to pay during the year ending December 31, 2024.

NOTE 13 - INCOME TAXES
For the three and nine months ended September 30, 2024, Income tax expense was $0.1 million. For the comparative periods in 2023, the provision for income taxes was $0.1 million and $0.5 million, respectively. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

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
OVERVIEW
Founded by John Hendricks, former Chairman of Discovery Communications and founder of the Discovery Channel, CuriosityStream is a media and entertainment company that offers premium video and audio programming across the principal categories of factual entertainment, including science, history, society, nature, lifestyle and technology. Our mission is to provide premium factual entertainment that informs, enchants and inspires.
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
CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages.
RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our unaudited consolidated financial statements for the three and nine months ended September 30, 2024, and 2023, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(unaudited and in thousands)	2024	2023	Total	%	2024	2023	Total	%

Revenues
Direct Business	$9,785	$8,662	$1,123	13%	$29,238	$25,767	$3,471	13%
Content Licensing	1,657	5,082	(3,425)	(67%)	4,137	10,716	(6,579)	(61%)
Bundled Distribution	973	1,452	(479)	(33%)	3,198	4,321	(1,123)	(26%)
Other	189	434	(245)	(56%)	427	1,310	(883)	(67%)
Total revenue	12,604	15,630	(3,026)	(19%)	37,000	42,114	(5,114)	(12%)
Operating expenses
Cost of revenues	5,840	8,494	(2,654)	(31%)	18,592	27,428	(8,836)	(32%)
Advertising and marketing	3,590	5,106	(1,516)	(30%)	9,676	12,424	(2,748)	(22%)
General and administrative	6,426	6,959	(533)	(8%)	18,187	22,998	(4,811)	(21%)
Impairment of content assets	—	18,970	(18,970)	100%	—	18,970	(18,970)	100%
Total operating expenses	15,856	39,529	(23,673)	(60%)	46,455	81,820	(35,365)	(43%)
Operating loss	(3,252)	(23,899)	20,647	(86%)	(9,455)	(39,706)	30,251	(76%)
Other income (expense)
Change in fair value of warrant liability	(36)	74	(110)	n/m	(66)	184	(250)	n/m
Interest and other income	538	31	507	1635%	1,702	856	846	99%
Equity method investment loss	(267)	(2,638)	2,371	(90%)	(2,175)	(5,092)	2,917	(57%)
Loss before income taxes	$(3,017)	$(26,432)	$23,415	(89%)	$(9,994)	$(43,758)	33,764	(77%)
Provision for income taxes	45	133	(88)	n/m	134	479	(345)	n/m
Net loss	$(3,062)	$(26,565)	$23,503	(88%)	$(10,128)	$(44,237)	34,109	(77%)

* n/m = percentage not meaningful
For the three months ended September 30, 2024, and 2023, operating loss was $3.3 million and $23.9 million, respectively. The decline in operating loss of $20.6 million, or 86%, primarily resulted from the decreases in our operating expenses of $23.7 million, or 60%, which more than offset the decline in revenues of $3.0 million, or 19%, compared to the three months ended September 30, 2023. This significant decrease in operating expenses was mainly due to the absence of prior-year impairment charges recorded in relation to our content assets, as discussed in the section below.
For the three months ended September 30, 2024, and 2023, net loss was $3.1 million and $26.6 million, respectively, a decrease in net loss of $23.5 million, or 88%.

For the nine months ended September 30, 2024, and 2023, operating loss was $9.5 million and $39.7 million, respectively. The decline in operating loss of $30.3 million, or 76%, primarily resulted from the decreases in our operating expenses of $35.4 million, or 43%, which more than offset the decline in revenues of $5.1 million, or 12%, compared to the nine months ended September 30, 2023. This significant decrease in operating expenses was mainly due to the absence of prior-year impairment charges recorded in relation to our content assets, as discussed in the section below.
For the nine months ended September 30, 2024, and 2023, net loss was $10.1 million and $44.2 million, respectively, a decrease in net loss of $34.1 million, or 77%.
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
For the three months ended September 30, 2024, and 2023, revenues totaled $12.6 million and $15.6 million, respectively, a decrease of $3.0 million, or 19%. This decline was primarily driven by declines in Content Licensing and Bundled Distribution of $3.4 million and $0.5 million, respectively, while our Direct Business revenue increased by $1.1 million.
For the nine months ended September 30, 2024, and 2023, revenues totaled $37.0 million and $42.1 million, respectively, a decrease of $5.1 million, or 12%. This decline was primarily driven by declines in Content Licensing and Bundled Distribution of $6.6 million and $1.1 million, respectively, while our Direct Business revenue increased by $3.5 million, or 13%.
Direct Business
Our Direct Business revenue is derived from consumers subscribing directly through our owned and operated website (“O&O Consumer Service”), mobile applications developed for iOS and Android operating systems (“App Services”) and through Partner Direct relationships. Our O&O Consumer Service is available in more than 175 countries to any household with a broadband connection. Our App Services enable access to CuriosityStream on almost every major consumer device, including streaming media players like Roku, Apple TV and Amazon Fire TV, major smart TV brands (e.g., LG, Vizio, Samsung) and gaming consoles.
We began implementing a price increase for legacy subscribers in March 2023, starting with English-speaking countries, and it has now been applied globally across all markets. This adjustment impacts the majority of our Direct Business revenue. Alongside our standard subscription, we continue to offer the Smart Bundle service, which includes access to Tastemade, Kidstream, SommTV, and Curiosity University, with its current pricing unchanged. Future adjustments to these subscription plans may be considered to further enhance revenue from this segment.
The multichannel video programming distributors (“MVPDs”), virtual MVPDs (“vMVPDs”) and digital distributor partners making up our Partner Direct pay us a license fee for sales to individuals who subscribe to CuriosityStream via the partners’ respective platforms. We have affiliate agreement relationships with, and our service is available directly from major MVPDs that include Comcast, Cox, and Dish, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Apple Channel, Roku Channel, Sling TV and YouTube TV.

The following table details our Direct Business for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Direct-to-Consumer	$7,750	$7,399	$351	5%	$23,853	$22,126	$1,727	8%
Partner Direct	1,983	$1,177	806	68%	5,199	3,361	1,838	55%
Enterprise	52	86	(34)	n/m	186	280	(94)	n/m
Total Direct Business	$9,785	$8,662	$1,123	13%	$29,238	$25,767	$3,471	13%
For the three months ended September 30, 2024, our Direct-to-Consumer revenue increased by $0.4 million, or 5%, compared to 2023. For the nine months ended September 30, 2024, our Direct-to-Consumer (or DTC) revenue increased by $1.7 million, or 8%, compared to 2023. Although our overall DTC subscriber count declined, this was more than offset by the higher pricing we began rolling out in 2023. Additionally, our Partner Direct primarily benefited from continued subscriber growth as well as the price increase.
Content Licensing
Through our Content Licensing business, we license to certain media companies a collection of existing titles from our content library. We also pre-sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.

The following table details our Content Licensing results for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Library sales	$1,657	$5,082	$(3,425)	(67%)	$3,696	$9,001	$(5,305)	(59%)
Presales	—	—	—	—%	441	1,715	(1,274)	(74%)
Total Content Licensing	1,657	5,082	(3,425)	(67%)	4,137	10,716	(6,579)	(61%)

For the three months ended September 30, 2024, compared to 2023, Library sales decreased by 67%. For the nine months ended September 30, 2024, compared to 2023, Library sales decreased by 59%, while presales declined by 74%.
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
Bundled Distribution
Our Bundled Distribution business includes affiliate relationships with our Bundled MVPD and vMVPD partners, which are broadband and wireless companies in the U.S. and international territories to whom we can offer a broad scope of rights, including 24/7 “linear” channels, our video-on-demand content library, mobile rights and pricing and packaging flexibility, in exchange for an annual fixed fee or fee per subscriber.

For the three months ended September 30, 2024, and 2023, our Bundled Distribution revenue was $1.0 million and $1.5 million, respectively, reflecting a 33% decline. For the nine months ended September 30, 2024, and 2023, our Bundled Distribution revenue was $3.2 million and $4.3 million, respectively, reflecting a 26% decline. In both periods, the decrease was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution remains a challenging business given the ongoing disruption in the linear pay television business worldwide.
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
For the three months ended September 30, 2024, Other revenue was $0.2 million, a decline of $0.2 million, or 56%, from the same period in 2023. For the nine months ended September 30, 2024, Other revenue was $0.4 million, a decline of $0.9 million, or 67%, from the same period in 2023. These declines were largely due to certain short-term marketing partnerships that we entered into during the early part of 2023, including a campaign that we provided through a trade and barter arrangement that was not renewed in 2024.
Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.
For the three months ended September 30, 2024, and 2023, our operating expenses were $15.9 million and $39.5 million, respectively, a decrease of $23.7 million, or 60%.
For the nine months ended September 30, 2024, and 2023, our operating expenses were $46.5 million and $81.8 million, respectively, a decrease of $35.4 million, or 43%.
Cost of Revenues
Cost of revenues encompasses content amortization, distribution fees, revenue sharing arrangements, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.
Distribution fees include payment processing fees and revenue share arrangements with Smart Bundle and digital distributor partners, as well as fees owed to the Spiegel Venture related to JV's streaming service. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform via App Services to compensate these partners for access to their customer and subscriber bases. The MVPD, vMVPD and digital distributor partners making up our Partner Direct business pay us a license fee, and host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.

The following table details cost of revenues for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Content amortization	$4,569	$5,389	$(820)	(15%)	$14,470	$17,706	$(3,236)	(18%)
Other[1]	1,271	3,105	(1,834)	(59%)	4,122	9,722	(5,600)	(58%)
Total cost of revenues	$5,840	$8,494	$(2,654)	(31%)	18,592	27,428	(8,836)	(32%)

[1] Includes commissions, distribution fees, production and broadcast, promotions and sponsorships, and other expenses.
For the three months ended September 30, 2024, cost of revenues decreased to $5.8 million from $8.5 million, a 31% reduction. For the nine months ended September 30, 2024, cost of revenues decreased to $18.6 million from $27.4 million, a 32% reduction. These decreases were primarily driven by declines in content amortization of 15% for the three months ended September 30, 2024, compared to the same period in 2023, and of 18% for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to fewer new productions, a reduction in content acquisitions and releases during the year and the content impairment recorded in the third quarter of 2023. Additionally, other costs of revenues declined mainly due to a reduction in revenue share arrangements, including our arrangement with Nebula that expired at the end of 2023.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the three and nine months ended September 30, 2024, advertising and marketing expenses decreased by $1.5 million and $2.7 million, respectively compared to the same period in 2023. This decrease reflects our efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at driving growth.
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
The following table details general and administrative costs for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$2,077	$3,087	$(1,010)	(33%)	$7,233	$10,277	(3,044)	(30%)
Professional services	660	1,480	(820)	(55%)	2,500	$4,801	(2,301)	(48%)
Stock-based compensation	2,720	897	1,823	203%	4,734	3,586	1,148	32%
Technology and subscriptions	289	375	(86)	(23%)	971	1,247	(276)	(22%)
Other[1]	680	1,120	(440)	(39%)	2,749	3,087	(338)	(11%)
Total general and administrative	$6,426	$6,959	$(533)	(8%)	18,187	22,998	(4,811)	(21%)

[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.

For the three months ended September 30, 2024, general and administrative expenses decreased to $6.4 million from $7.0 million in the same period in 2023. This decrease of $0.5 million, or 8%, was primarily the result of lower payroll and related costs and professional services, which declined by $1.0 million and $0.8 million, respectively. The reduction in payroll costs was mainly driven by a smaller average workforce size and reduced incentive compensation. Additionally, professional services costs decreased by 55% as we streamlined various external services and brought certain finance and operations functions in-house. Stock-based compensation increased by $1.8 million, reflecting performance-based RSUs granted during the period.
For the nine months ended September 30, 2024, general and administrative expenses decreased to $18.2 million from $23.0 million in the same period in 2023. This decrease of $4.8 million, or 21%, was primarily the result of lower payroll and related costs and professional services, which declined by $3.0 million and $2.3 million, respectively. The reduction in payroll costs was mainly driven by a smaller average workforce size and reduced incentive compensation. Additionally, professional services costs decreased by 48% as we streamlined various external services and brought certain finance and operations functions in-house. Stock-based compensation increased by $1.1 million, reflecting performance-based RSUs granted during the nine-month period.
Impairment of Content Assets
For the three and nine months ended September 30, 2024, no impairment charges were recorded related to our content assets. In comparison, we incurred an impairment charge of $19.0 million for the same periods in 2023. For a more detailed discussion of the 2023 impairment charge and the underlying factors contributing to it, refer to Note 4 - Balance Sheet Components in the Notes to Unaudited Consolidated Financial Statements.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our Common Stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Interest and Other Income
Interest and other income for the three and nine months ended September 30, 2024, was $0.5 million and $1.7 million, respectively, compared to a de minimis amount and $0.9 million for the same periods in 2023, respectively. The increase in 2024 was primarily due to the absence of certain non-recurring items recorded in 2023.
Equity Method Investment Loss
For the three months ended September 30, 2024, the Company recorded a loss of $0.3 million compared to a loss of $2.6 million for the same period in 2023. For the nine months ended September 30, 2024, the Company recorded a loss of $2.2 million compared to a loss of $5.1 million for the same period in 2023 related to its investments in the Spiegel Venture and Nebula. The decrease in losses is primarily due to the $2.0 million impairment charge recorded by the Company to its investment in Spiegel Venture during the nine months ended September 30, 2023.
Income Taxes
For the three and nine months ended September 30, 2024, income tax expense was $0.1 million. For the comparative periods in 2023, the provision for income taxes was 0.1 million and 0.5 million, respectively, primarily due to losses generated before income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2024, the Company’s cash and cash equivalents and restricted cash totaled $9.7 million, with an additional $30.1 million million held in investments in debt securities that can be readily converted to cash to support ongoing operating cash flow needs.
For the nine months ended September 30, 2024, the Company incurred a net loss of $10.1 million, primarily due to non-cash expenses, while generating $5.1 million of net cash from operating activities. Additionally, the Company used $30.1 million in net cash for investing activities, entirely related to purchases of debt securities and $3.7 million of net cash for financing activities.
As of September 30, 2024, our cash and cash equivalents mainly consist of investments and short-term deposits held at major global financial institutions. We regularly monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
We believe that our current cash levels, including investments that are readily convertible to cash, will be adequate to support our ongoing operations, capital expenditures, dividend payments and working capital for at least the next twelve months. We believe that we have access to additional funds in the short term and the long term, if needed, through the capital markets to obtain further financing.
We use cash principally to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and while we are cash flow positive, we anticipate that we will continue to incur net losses due to the investments needed to support our business plan.
As previously discussed, we began entering into trade and barter transactions in the second quarter of 2023 primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Our use of these transactions has enabled us to acquire quality content that we can monetize through various distribution channels while preserving our liquidity.
The following table provides details of the dividends declared and paid as of September 30, 2024.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

March 13, 2024	April 12, 2024	April 30, 2024	$0.025	$1.3 million

May 6, 2024	July 12, 2024	July 31, 2024	$0.025	$1.3 million

August 12, 2024	October 12, 2024	October 31, 2024	$0.025	$1.4 million
Our Board of Directors has declared the next cash dividend of $0.025 per share to be paid on March 28, 2025, for an expected aggregate amount of $1.3 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. As of September 30, 2024, we had repurchased $218 thousand of Common Stock under this program.
We cannot predict when or if we will repurchase any additional shares of common stock as this stock repurchase program will depend on a number of factors, including constraints imposed by applicable federal securities laws, price, general business and market conditions, and alternative investment opportunities. This program does not obligate us to acquire any particular amount of common stock. The program has no expiration date and may be modified, suspended or discontinued at any time at our discretion.

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
(unaudited and in thousands)	2024	2023

Net cash used in operating activities	$5,116	$(13,630)
Net cash provided by investing activities	(29,968)	14,003
Net cash used in financing activities	(3,650)	(76)
Net increase in cash, cash equivalents and restricted cash	$(28,502)	$297
Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

	Nine Months Ended September 30,
(in thousands)	2024	2023

Net loss	$(10,128)	$(44,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	66	(183)
Additions to content assets	(3,412)	(14,074)
Change in content liabilities	92	(2,734)
Amortization of content assets	14,470	17,707
Stock-based compensation	4,734	3,586
Equity interests loss	2,175	5,092
Other depreciation, amortization and non-cash items	478	758
Changes in operating assets and liabilities	(3,359)	1,485
Net cash provided by (used in) operating activities	$5,116	$(13,630)
For the nine months ended September 30, 2024, our net cash inflow from operating activities was $5.1 million compared to net cash used in operating activities of $13.6 million for the nine months ended September 30, 2023, an increase in operating cash outflow of $18.7 million.
Although we reported a net loss of $10.1 million for the nine months ended September 30, 2024, this amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $14.5 million, $4.7 million, and $2.2 million, respectively. Cash used during the quarter included a $3.4 million change in operating assets and liabilities and additions to content assets and change of content liabilities of $3.4 million and $0.1 million, respectively.
For the nine months ended September 30, 2023, we reported a net loss of $44.2 million. This amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $17.7 million, $3.6 million and $5.1 million, respectively. Cash used during the quarter included additions to content assets and changes in content liabilities of $14.1 million and $2.7 million, respectively, and changes in operating assets and liabilities of $1.5 million.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.

For the nine months ended September 30, 2024, we recorded a net cash outflow used in investing activities of $30 million. The net cash outflow used in investing activities was solely due to purchases of investments in debt securities. In contrast, for the same period in 2023, our cash inflows were primarily due to maturities of investments in debt securities.
Financing Activities
For the nine months ended September 30, 2024 and 2023, net cash used in financing activities was $3.7 million and $0.1 million, respectively, an increase of $3.6 million primarily due to dividends paid and tax withholding.
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
OFF BALANCE SHEET ARRANGEMENTS
As of September 30, 2024, we had no off-balance sheet arrangements.
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
Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated August 7, 2024	8-K	001-39139	3.1	August 13, 2024
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS**	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X
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

CURIOSITYSTREAM INC.

Date: November 7, 2024	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)