Form 10-K
period 2024-12-31
CuriosityStream Inc.
filed 2025-03-25
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $1.14 reported on The NASDAQ Capital Market, was approximately $61.3 million.
As of March 5, 2025, there were 57,625,988 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2025 (the “2025 Annual Meeting”), expected to be filed with the Securities and Exchange Commission (the “SEC”) on or before April 29, 2025 (and, in any event, not later than 120 days after the close of our last fiscal year), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.
i

CURIOSITYSTREAM INC.
ANNUAL REPORT ON FORM 10-K

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
•maintain the listing of our securities with NASDAQ;
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
•We are subject to payment processing risk;
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
•If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses;
v

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
•We may incur non-cash impairment charges for our content assets, goodwill and other intangible assets and equity method investments which would negatively impact our business, financial condition and operating results;
•If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected;
•If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished and our business may be adversely affected;
•Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, streaming technology, our recommendation and promotion capabilities, title selection processes and marketing activities;
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
•If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely impacted;
•Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business; and
•We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.

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
We operate our business as a single operating segment that provides premium content through multiple channels, including the use of various applications, partnerships and affiliate relationships.
CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to hundreds of thousands of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.
Our programs are produced, co-produced or commissioned by us, or licensed through one of our content partnerships, such as with NHK in Japan, ZED in France and Terra Mater in Austria. Our programs are hosted by and feature scientists, experts and celebrities, such as Stephen Hawking, Sir David Attenborough, Sigourney Weaver, Patrick Aryee and James Burke. Our programs have received four Emmy nominations, including an Emmy Award win for Stephen Hawking’s Favorite Places. Every video title on our SVOD platform is available on-demand and, other than historical footage or classic documentaries, in high definition or 4K quality.
Through our acquisition of One Day University in 2021, we acquired more than 500 lectures from some of the most popular and acclaimed college and university professors in the U.S. on topics ranging from American history to Broadway shows. In addition, through our acquisition of Learn25, we acquired approximately 5,000 episodes of audio content and about 1,250 video episodes, packaged as courses on factual topics ranging from religion to biographies to psychology. These acquisitions enabled us to expand our offering of factual content into audio and educational courses, as well as package our products in special bundles for consumers and business customers. In January 2024, we rebranded our service that offers these audio and video courses and talks "Curiosity University."
In 2021, the Company invested in Watch Nebula LLC ("Nebula"), an SVOD streaming service owned by Standard Broadcast LLC and its affiliated YouTube creators.
Also in 2021, the Company partnered with Spiegel TV to accelerate international expansion of CuriosityStream services, taking a one-third stake in the German venture owned by a German media company, Spiegel TV GmbH, and a German documentary producer, Autentic GmbH. The joint venture, Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”), operates two documentary channels (including one branded as "Curiosity Channel") and a FAST channel, as well as revenue sharing with respect to a localized CuriosityStream SVOD service in German-speaking Europe.

Business Model and Services
Our business model relies on the collaboration of (i) our content team, which works with more than 150 production companies and distributors across the world to create and acquire programming, (ii) our legal and finance teams, which structure and formalize agreements, (iii) our creative services and content operations teams, which develop marketing materials, metadata and other assets associated with a piece of content, and (iv) our content operations and technology teams, which then deliver our content and services to all manner of devices and platforms for our consumers directly or through our relationships with third parties.
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
In addition to our standard subscription offerings, we generate revenue from Transactional Video-On-Demand (TVOD), which allows consumers to purchase or rent individual titles on a pay-per-view basis.
We began implementing a price increase for legacy subscribers in March 2023, starting with English-speaking countries, and the price increase has now been applied globally across all markets. This adjustment impacts the majority of our Direct Business revenue. Alongside our standard subscription, we continue to offer the Smart Bundle service, which includes access to Tastemade, Kidstream, SommTV, and Curiosity University, with current Smart Bundle pricing unchanged. Future adjustments to these subscription plans may be considered to further enhance revenue.
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
Content Licensing
Our Content Licensing business provides factual content to entertainment media companies. In addition, are working with technology companies to deliver hundreds of thousands of hours of video and audio to meet the demand for premium assets required for training next-gen AI models. We have the opportunity to provide a turnkey, financially attractive “factual solution” to meet this business demand. We are able to license to certain media companies a collection of our existing titles in a traditional content licensing deal. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.
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

Other
We provide advertising and sponsorships services through developing integrated digital brand partnerships designed to offer CuriosityStream content in a variety of forms, including short- and long-form program integration; branded social media promotional videos; broadcast advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall; and our increasing focus on digital display ads while delivering our content through advertising-based video-on-demand (AVOD), free advertising-supported streaming television (FAST), YouTube and other similar distribution channels.
In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would result in verifiable metrics for the clients.
Summary of Results
For the year ended December 31, 2024, we reported revenue of $51.1 million and a net loss of $12.9 million. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a more detailed discussion of our product and service lines and channels through which we generate revenue.
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
SEASONALITY
Our overall revenue does not exhibit a consistent seasonal pattern. Our DTC membership growth may reflect variations when consumers buy internet-connected screens and when they tend to increase their viewing, although these trends are generally immaterial for our business. In most years, the first quarter, on a relative percentage basis, has represented our greatest streaming subscriber growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.
INTELLECTUAL PROPERTY
Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions. We have confidentiality and proprietary rights arrangements with our employees, consultants and business partners, and we control access to, and distribution of, our proprietary information. Our registered trademarks in the U.S. include “Curiosity” and “CuriosityStream” among others.
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
PRIVACY POLICY
We collect and use certain types of information from our customers in accordance with the privacy policy that is posted on our website. We collect personally identifiable information directly from customers when they register to use our service and sign up to receive email newsletters. We may also obtain information about our customers from other customers and third parties. Our policy requires us to use the collected information to customize and personalize advertising and content for customers and to enhance the customer experience when using our service.
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
HUMAN CAPITAL
We employed approximately 47 and 57 full-time employees on average, during 2024 and 2023, respectively. As of December 31, 2024, we employed 45 full-time employees, all of whom were located in the U.S. During 2024, we eliminated 4 positions as part of restructuring. Our eliminated roles during the year were primarily in the areas of finance, sales and marketing.
We have one location, a corporate office plus filming studio and edit suites, in Silver Spring, Maryland. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. Our ability to attract, retain and improve the effectiveness of our employees is a critical factor for executing our growth strategy. We strive to recruit the best people for the job regardless of race, sexual orientation, gender, religion, or other factors.
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
We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per-user revenues, including by adjusting membership pricing, commensurate with the lowered growth rate, such that our margins, liquidity and results of operations may be adversely impacted, and our ability to operate at a net loss may be strained. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may elect to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.
If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.
If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of or our investment into our content in a manner that is not favorably received by them, we may not be able to attract and retain users, and accordingly, our revenue, including revenue per paying membership, and result of operations may be adversely affected. For example, in 2022, in an attempt to expand our service offerings, we introduced our first free ad-supported streaming channel, Curiosity Now, on the LG channel platform as well as our Smart Bundle plan. In addition, we may, from time to time, adjust our subscription pricing, our subscription plans, or our pricing model itself. These and other adjustments we have made or may make in the future may not be well-received by consumers and could negatively impact our ability to attract and retain subscribers, revenues per paying subscriber, revenue and our results of operations. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users or adjustments to our service are not successful, we may not be able to attract or retain users, and as a result, our ability to maintain and/or grow our business will be adversely affected.
We may be unable to realize intended efficiencies and benefits from our ongoing cost-savings initiatives, which may adversely affect our profitability, financial condition or our business.
To operate more efficiently and control our expenditures, we have undertaken cost-savings initiatives, which have included workforce reductions and other cost reduction initiatives. We also periodically choose to discontinue certain operations and business partnerships that we no longer believe are additive or complementary to our business or strategic direction. These initiatives are intended to reduce operating costs without loss of productivity. If we do not successfully manage our current cost-savings activities, our expected efficiencies, benefits and cost savings might be delayed or not realized, and our operations and business could be disrupted. In addition, we may incur additional impairment charges related to fixed assets and other intangibles, which may be material and may exceed our estimates. Furthermore, a disruption to our operations or business may cause employee morale and productivity to suffer and may result in unwanted employee attrition. Such disruptions require substantial management time and attention and may divert management from other important work or result in a failure to meet operational targets. Moreover, we could make changes to, or experience delays in executing, any cost-savings initiatives, any of which could cause further disruption and additional unanticipated expense.
We have a history of net losses, and we anticipate that we will experience net losses for the foreseeable future.
Since our inception, we have incurred significant operating losses, and as of December 31, 2024, we had an accumulated deficit of $308.4 million. Given the significant operating and capital expenditures associated with our business plan, we anticipate continuing to incur net losses for the foreseeable future. Even though we generated positive cash flow from operations for the year ended December 31, 2024, this is the first instance of such positive cash flow, and we cannot assure you that we will sustain or increase positive cash flow in future periods. We incurred a net loss of $12.9 million for the year ended December 31, 2024, and despite this year's positive cash flow, our ability to maintain and enhance cash flows is uncertain.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, as was the case in 2022 and 2023. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results.

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
We are currently party to a joint venture, Spiegel Venture, and our participation in such joint venture is subject to risks, including, among other things: (i) shared approval rights over certain major decisions affecting the ownership or operation of the joint venture and any assets owned by the joint venture; (ii) our joint venture counterparts being subject to different laws or regulations than us, which could create conflicts of interest; (iii) our ability to sell our interest in the joint venture, or the joint venture’s ability to sell additional interests of, or assets owned by, the joint venture, being limited to that set forth under the terms of the governing agreements; (iv) the terms of the governing agreements providing our joint venture counterparts the right to exclude us from the joint venture under certain circumstances; (v) the terms of the governing agreements containing non-compete provisions, which may limit other potential business opportunities for us; (vi) a put option that permits our joint venture counterparts to require us to purchase their interest, subject to certain conditions, which, if exercised, would expose us to the full economics and risks of such joint venture, rather than only our proportionate interest therein; and (vii) disagreements with our joint venture counterparts, which may result in arbitration that could be expensive and distracting to management and could delay important decisions. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
If too many of our users cancel our service, or if we are unable to attract new users in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of users cancel our service, we may incur higher marketing expenditures than we currently anticipate in order to replace these users with new users.
If our efforts to build a strong brand identity and improve user satisfaction and loyalty are not successful, we may not be able to attract or retain users, and our operating results may be adversely affected.
The CuriosityStream brand is only ten years old, and we must continue to build a strong brand identity. To succeed, we must continue to attract and retain a large number of new users which require us to make significant advertising and promotional expenditures. We believe that the importance of brand loyalty will increase with the continued proliferation of SVOD subscription services. If our branding efforts are not successful, however, our ability to attract and retain users will be adversely affected, which may negatively impact our future operating results.
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
We currently offer users the ability to receive streaming content through a host of screens and devices, including televisions, set-top boxes, computers, streaming media players, game consoles and mobile devices. We have executed a number of distribution and licensing agreements with MVPDs, vMVPDs and digital distributors including Amazon.com, YouTube TV, Roku, Comcast, Cox Communications, Sling TV, Dish and others, as well as with our Bundled Distribution partners, including FuboTV and Izzi, among others.
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
We may incur non-cash impairment charges for our content assets, goodwill and other intangible assets and equity method investments which would negatively impact our business, financial condition and operating results.
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
If there was a future decline in our share price, we may be required to further test our content assets, finite-lived intangible assets, and equity method investments, which may result in an impairment. The impairment of all or part of our content assets, finite-lived intangible assets or equity method investments may have a material adverse effect on our business, financial condition or results of operations. The amount of impairment determined reduces the carrying value of the asset and is expensed in that period as a charge to our results of operations.
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
Our ability to provide our users with content they enjoy depends on content providers and other rights holders’ licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute, upon terms acceptable to us. While the license periods and the terms and conditions of such licenses vary, a significant portion of our content is subject to license for a given period. For example, as of December 31, 2024, approximately 73% of the titles on our CuriosityStream SVOD service were subject to licenses, approximately 49% of which expire in 2025 and approximately 13% of which expire in 2026. Of the titles that expire in 2025 and 2026, some may be renewed for a one- or two-year term at our unilateral option. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to deliver particular items of content to our SVOD subscribers will be adversely affected and/or our costs could increase.
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
Our ability to make payments on our obligations and any debt we incur in the future will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While historically we have experienced negative operating cash flows, in 2024 we achieved positive net cash flow from operating activities. However, we may be unable to sustain a level of cash flows from operating activities or maintain the level of liquidity sufficient to permit us to pay our obligations, including amounts due under our streaming content obligations, and the principal, premium, if any, and interest on any debt we incur. We may or may not be able to accurately predict the ultimate impact on our levels of liquidity from our cash flows and such predictions are subject to change.
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
We have obligations, including streaming content obligations. Moreover, we may incur substantial indebtedness in the future and expect to incur other obligations, including additional streaming content obligations. As of December 31, 2024, we had $0.3 million of total content liabilities as reflected in our consolidated balance sheet. Such amount did not include content commitments that did not meet the criteria for liability recognition. For more information on our content obligations, including those not in our balance sheet, see Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
In connection with licensing content, we typically enter into multi-year commitments with content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancellable commitments under talent agreements. The payment terms of these agreements are not tied to usage or the size of our user base but may be determined by costs of production or tied to such factors as titles licensed. Such commitments, to the extent estimable under accounting standards, are included in Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
On September 19, 2023, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we were not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market (the "Bid Price Rule"). On March 19, 2024, we received written notification from the Listing Qualifications Department of Nasdaq, granting our request for a 180-day extension to regain compliance with the minimum bid price rule. On April 19, 2024, we received a letter from Nasdaq notifying us that it had determined that for the 10 consecutive business day period from April 5, 2024, to April 18, 2024, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater and that, accordingly, we had regained compliance with the Bid Price Rule and that the matter was closed.
We cannot assure you that we will continue to satisfy Nasdaq's continued listing requirements. If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2025, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, the information we provide to stockholders will be different than the information that is available with respect to other public companies. For example, in the proxy statement for the 2025 Annual Meeting, we will not include all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, or (b) in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (iii) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
The ongoing improvement of our cybersecurity measures is overseen by our Vice President of Engineering, who has 17 years of experience in software and security, along with a bachelor's degree in Computer Engineering. As part of our Chief Operating Officer organization, he manages the Information Technology team and the designated Data Security Coordinator, ensuring regular program reviews, risk assessments, and employee training sessions to strengthen our proactive security posture. We do not employ or engage any third parties for cybersecurity consulting or monitoring, aside from technical support teams from our application vendors.
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
ITEM 2. PROPERTIES
Our principal operational office is located in Silver Spring, Maryland, where we lease approximately 15,500 square feet of office space under a lease expiring in February 2033, pursuant to which we currently pay approximately $50,000 per month escalating annually to $57,000 per month through the end of the lease term. We believe that this facility is adequate to meet our current and near-term needs.
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
DIVIDENDS
On November 5, 2024, the Board declared the cash dividend of $0.025 per share to be paid on March 28, 2025, to all holders of record of Common Stock at the close of business on March 14, 2025. On January 30, 2025, the Board increased the dividend from $0.025 per share to $0.030 per share. Subsequently, on March 10, 2025, the Board further increased the dividend to $0.040 per share for an expected aggregate amount of $2.3 million. Subject to future declaration by our Board, we intend to continue to pay regular quarterly cash dividends.
Payment of future dividends, if any, will be at the discretion of and subject to future declaration by the Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors our Board deems relevant.
HOLDERS
As of March 5, 2025, there were approximately 210 holders of record of our Common Stock, and 32 holders of record of our Warrants. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.
RECENT SALES OF UNREGISTERED EQUITY SECURITIES
None.
USE OF PROCEEDS
Not Applicable.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the purchases made by the Company of its Common Stock during the three months ended December 31, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 to October 31, 2024	0	$—	—	3,805,000
November 1 to November 30, 2024	20,000	1.58	20,000	3,785,000
December 1 to December 31, 2024	700	1.6	700	3,784,300
Total	20,700		20,700

* On June 10, 2024, our Board authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our Common Stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. The stock repurchase program does not have an expiration date and may be modified, suspended, or discontinued at any time at the Company’s discretion. The Company had no other repurchase plans or programs during the period covered by the table above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans at December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	26,986 (Stock Options) + 2,060,920 (RSUs)	$5.00 (Weighted-Average Exercise Price for Options)	974,473
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	2,087,906	$5.00 (for options only)	974,473
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
We operate our business as a single operating segment that provides premium content through multiple channels, including the use of various applications, partnerships and affiliate relationships.
CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on-demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to hundreds of thousands of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.

RESULTS OF OPERATIONS
The following table represents a summary of our Consolidated Statements of Operations for the years ended December 31, 2024, and 2023, and the discussion that follows compares the financial results for year ended December 31, 2024, to the year ended December 31, 2023:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2024		2023

Revenues
Direct Business	$38,592	75%	$34,976	61%	$3,616	10%
Content Licensing	7,798	15%	14,047	25%	(6,249)	(44%)
Bundled Distribution	3,937	8%	6,098	11%	(2,161)	(35%)
Other	807	2%	1,768	3%	(961)	(54%)
Total revenues	$51,134	100%	$56,889	100%	$(5,755)	(10%)
Operating expenses
Cost of revenues	$25,363	39%	$35,553	35%	(10,190)	(29%)
Advertising and marketing	14,434	23%	17,390	17%	(2,956)	(17%)
General and administrative	24,670	38%	29,447	29%	(4,777)	(16%)
Impairment of content assets	—	—%	18,970	19%	(18,970)	(100%)
Total operating expenses	$64,467	100%	$101,360	100%	$(36,893)	(36%)
Operating loss	(13,333)		(44,471)		31,138	(70%)
Other income (expense)
Change in fair value of warrant liability	(44)		213		(257)	*n/m
Interest and other income	3,074		1,272		1,802	142%
Equity method investment loss	(2,506)		(5,404)		2,898	(54%)
Loss before income taxes	$(12,809)		$(48,390)		$35,581	(74%)
Provision for income taxes	132		506		(374)	(74%)
Net loss	$(12,941)		$(48,896)		$35,955	(74%)

* Percentage not meaningful
Operating loss for the years ended December 31, 2024, and 2023, was $13.3 million and $44.5 million, respectively. The decline in operating loss of $31.1 million, or 70%, primarily resulted from the decreases to our operating expenses of $36.9 million, or 36%, which more than offset the decline in revenues of $5.8 million, or 10%, for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Net loss for the years ended December 31, 2024, and 2023, was $12.9 million and $48.9 million, respectively, a decrease in net loss of $36.0 million, or 74%. This improvement was primarily driven by a $31.1 million reduction in operating loss for 2024, which includes the absence of the $19.0 million impairment of content assets recognized in 2023. A decrease in equity interests loss and an increase in interest income also contributed to this improvement, while the change in fair value of the warrant liability had a minimal offsetting effect.
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

For the years ended December 31, 2024, and 2023, revenues totaled $51.1 million and $56.9 million, respectively, a decrease of $5.8 million, or 10%. This decline was primarily driven by declines in Content Licensing and Bundled Distribution of $6.2 million, and $2.2 million, respectively, while our Direct Business revenue increased by $3.6 million or approximately 10%.
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
In addition to our standard subscription offerings, we generate revenue from Transactional Video-On-Demand (TVOD), which allows consumers to purchase or rent individual titles on a pay-per-view basis.
We began implementing a price increase for legacy subscribers in March 2023, starting with English-speaking countries, and it has now been applied globally across all markets. This adjustment impacted the majority of our Direct Business revenue. Alongside our standard subscription, we continue to offer the Smart Bundle service, which includes access to Tastemade, Kidstream, SommTV, and Curiosity University, with its pricing unchanged. Future adjustments to these subscription plans may be considered to further enhance revenue from this segment.
The multichannel video programming distributors (“MVPDs”), virtual MVPDs (“vMVPDs”) and digital distributor partners making up our Partner Direct pay us a license fee for individuals who subscribe to CuriosityStream via the partners’ respective platforms. We have affiliate agreement relationships with, and our service is available directly from major MVPDs that include Comcast, Cox, and Dish, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Apple Channel, Roku Channel, Sling TV and YouTube TV.
The following table details our Direct Business for the years ended December 31, 2024, and 2023:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2024		2023

Direct-to-Consumer	$31,085	80%	$29,900	85%	$1,185	4%
Partner Direct	7,260	19%	4,709	14%	2,551	54%
Enterprise	247	1%	367	1%	(120)	(33%)
Total Direct Business	$38,592	100%	$34,976	100%	$3,616	10%
For the year ended December 31, 2024, our Direct-to-Consumer and Partner Direct revenue increased by $1.2 million, or 4%, and $2.6 million, or 54%, respectively, compared to 2023. Although our overall DTC subscriber count declined, this was more than offset by the higher pricing we began rolling out in 2023. Additionally, our Partner Direct primarily benefited from continued subscriber growth as well as the price increase.

Content Licensing
Through our Content Licensing business, we license to certain media companies a collection of existing titles from our content library. In addition, we license and sublicense hundreds of thousands of content and data assets to companies developing large-language learning models for artificial intelligence products. We also pre-sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue. The following table details our Content Licensing results for the years ended December 31, 2024, and 2023:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2024		2023

Library sales*	$7,357	94%	$11,739	84%	$(4,382)	(37%)
Presales	441	6%	2,308	16%	(1,867)	(81%)
Total Content Licensing	$7,798	100%	$14,047	100%	$(6,249)	(44%)

* Amounts includes $4.5 million and $9.9 million from trade and barter transactions for the years ended December 31, 2024 and 2023 respectively.
For the year ended December 31, 2024, Content Licensing reflected our change in focus as we attempted to acquire content for lower costs during the year. Library sales decreased by 37%, due mostly to trade and barter transactions whereby we licensed our content to counterparties in the media industry and acquired their content for no cash outlay. Presales declined by 81% as we began to focus more on acquiring content for lower investment cost while reducing our overall spending on new content.
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
For the years ended December 31, 2024, and 2023, our Bundled Distribution revenue was $3.9 million and $6.1 million, respectively. This 35% decline was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution remains a challenging business given the ongoing disruption in the linear pay television business worldwide.
Other
We provide advertising and sponsorships services through developing integrated digital brand partnerships designed to offer CuriosityStream content in a variety of forms, including short- and long-form program integration; branded social media promotional videos; broadcast advertising spots in our video and audio programs that are made available on our linear programming channels or in front of the paywall; and our increasing focus on digital display ads while delivering our content through advertising-based video-on-demand (AVOD), free advertising-supported streaming television (FAST), YouTube and other similar distribution channels.
In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would result in verifiable metrics for the clients.
For the year ended December 31, 2024, other revenue was $0.8 million, a decline of $1.0 million or 54% from 2023. These declines were largely due to certain short-term marketing partnerships that we entered into during the early part of 2023, including a campaign that we provided through a trade and barter arrangement that was not renewed in 2024.
Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.

For the years ended December 31, 2024, and 2023, our operating expenses were $64.5 million and $101.4 million, respectively, a decrease of $36.9 million, or 36%.
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
The following table details cost of revenues for the years ended December 31, 2024, and 2023:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2024		2023

Content amortization	$19,130	75%	$22,905	64%	$(3,775)	(16%)
Other*	6,233	25%	12,648	36%	(6,415)	(51%)
Total cost of revenues	$25,363	100%	$35,553	100%	$(10,190)	(29%)

* Includes commissions, distribution, production and broadcast, promotions and sponsorships, and other expenses.
For the year ended December 31, 2024, cost of revenues decreased to $25.4 million from $35.6 million, a 29% reduction. This decrease was mostly driven by a 16% decline in content amortization primarily due to fewer new productions, a reduction in content acquisitions and releases during the year and the content impairment recorded in the third quarter of 2023. Additionally, other costs of revenues declined mainly due to a reduction in revenue share arrangements, including our arrangement with Nebula that expired at the end of 2023.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the year ended December 31, 2024, advertising and marketing expenses decreased to $14.4 million from $17.4 million in 2023. This decrease of 3.0 million, or 17%, reflects our efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at enhancing subscriber engagement and retention, and driving growth.
General and Administrative
Our general and administrative costs are associated with certain administrative functions, including corporate governance, executive management, information technology, finance and human resources. These costs consist largely of compensation expense, subscriptions that support our business, professional services, and rent. While personnel levels may fluctuate based on our needs, we tend to focus on hiring and retaining revenue-generating personnel, such as sales staff and roles that support the improvement, maintenance and marketing of our different revenue streams.

The following table details general and administrative costs for the years ended December 31, 2024, and 2023:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2024		2023

Payroll and related	$10,515	43%	$12,186	41%	$(1,671)	(14%)
Professional services	3,147	13%	6,295	21%	(3,148)	(50%)
Stock-based compensation	6,568	27%	3,999	14%	2,569	64%
Restructuring[1]	207	1%	819	3%	(612)	n/m2
Other[3]	4,233	17%	6,148	21%	(1,915)	(31%)
Total general and administrative	$24,670	100%	$29,447	100%	$(4,777)	(16%)

[1] Comprised primarily of severance and workforce optimization costs resulting from a December 2023 reduction in workforce.
[2] Percentage not meaningful.
[3] Includes facilities costs, depreciation and amortization, insurance, technology and subscriptions, travel and other expenses.
For the year ended December 31, 2024, general and administrative expenses decreased to $24.7 million from $29.4 million for the year ended December 31, 2023. This decrease of $4.8 million, or 16%, was primarily the result of lower payroll and related costs and professional services, which declined by $1.7 million and $3.1 million, respectively. The reduction in payroll costs was mainly driven by a smaller average workforce size and reduced incentive compensation. Additionally, professional services costs decreased by 50% as we streamlined various external services and brought certain finance and operations functions in-house. Stock-based compensation increased by $2.6 million, reflecting performance-based equity awards granted during the period.
Impairment of Content Assets and Intangible Assets
The Company’s primary business model is subscription-based as opposed to a model based on generating revenues at a specific title level. Content assets are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. If such changes are identified, the aggregated content library will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs are written off for content assets that have been, or are expected to be abandoned. For a discussion of the accounting policies for content impairment write-down and management estimates involved therein, see Critical Accounting Policies and Estimates below.
For the year ended December 31, 2024, no impairment charges were recorded related to our content assets. In comparison, we incurred an impairment charge of $19.0 million in 2023. For a more detailed discussion of the 2023 impairment charge and the underlying factors contributing to it, refer to Note 4 - Balance Sheet Components in the Notes to Unaudited Consolidated Financial Statements.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our Common Stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Interest and Other Income
For the year ended December 31, 2024, interest and other income increased by $1.8 million, primarily due to income recorded for the Company’s Employee Retention Credit (ERC) claim totaling $1 million.
Equity Method Investment Loss
During the year ended December 31, 2024, we recorded a $2.5 million equity interests loss related to the equity investments in the Spiegel Venture and Nebula, compared to a $5.4 million loss in 2023. The decrease in losses is primarily due to the $2.0 million impairment charge recorded by the Company to its investment in Spiegel Venture during the year ended December 31, 2023.

Income Taxes
For the years ended December 31, 2024, and 2023, we had a provision for income taxes of $0.1 million and $0.5 million, respectively, due to generating losses before income taxes in each year. The provision for income taxes is primarily related to foreign withholding income taxes. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2024, the Company’s cash and cash equivalents and restricted cash totaled $8.0 million, with an additional $31.7 million held in investments in debt securities that can be readily converted to cash to support ongoing operating cash flow needs.
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
We use cash principally to acquire content, promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and while we generate positive cash flow from operating activities, we anticipate that we will continue to incur net losses due to the investments needed to support our business plan.
As previously discussed, we began entering into trade and barter transactions in the second quarter of 2023 primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Our use of these transactions has enabled us to acquire quality content that we can monetize through various distribution channels while preserving our liquidity.
The following table provides details of the dividends declared and paid as of December 31, 2024.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

March 13, 2024	April 12, 2024	April 30, 2024	$0.025	$1.3 million

May 6, 2024	July 12, 2024	July 31, 2024	$0.025	$1.3 million

August 12, 2024	October 12, 2024	October 31, 2024	$0.025	$1.4 million
On November 5, 2024, the Board declared the cash dividend of $0.025 per share to be paid on March 28, 2025, to all holders of record of Common Stock at the close of business on March 14, 2025. On January 30, 2025, the Board increased the dividend from $0.025 per share to $0.030 per share. Subsequently, on March 10, 2025, the Board further increased the dividend to $0.040 per share for an expected aggregate amount of $2.3 million. Subject to future declaration by our Board, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. As of December 31, 2024, we had repurchased $251 thousand of Common Stock under this program.

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
Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023

Net cash provided by (used in) operating activities	$8,151	$(16,172)
Net cash (used in) provided by investing activities	(31,405)	14,003
Net cash used in financing activities	(7,010)	(123)
Net (decrease) in cash, cash equivalents and restricted cash	$(30,264)	$(2,292)
Operating Activities
Cash flow from operating activities primarily consists of net losses, changes to our content assets (including additions and amortization), and other working capital items. The following table presents a summary of our cash flows from operating activities for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023

Net loss	$(12,941)	$(48,896)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	44	(213)
Additions to content assets	(5,698)	(18,316)
Change in content liabilities	(125)	(2,455)
Amortization of content assets	19,130	22,905
Impairment of content assets and intangible assets	—	18,970
Stock-based compensation	6,568	3,999
Equity method investment loss	2,506	5,404
Other non-cash items	475	1,003
Changes in operating assets and liabilities	(1,808)	1,427
Net cash provided by (used in) operating activities	$8,151	$(16,172)
During the years ended December 31, 2024, our net cash inflow from operating activities was $8.2 million compared to net cash used in operating activities of $16.2 million for 2023, an increase in operating cash outflow of of $24.3 million.
Although we reported a net loss of $12.9 million for the year ended December 31, 2024, this amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $19.1 million, $6.6 million, and $2.5 million, respectively. Cash used during the year included a $1.8 million change in operating assets and liabilities and additions to content assets and change of content liabilities of $5.7 million and $0.1 million, respectively.
For the year ended December 31, 2023, we reported a net loss of $48.9 million. This amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $22.9 million, $4.0 million and $5.4 million, respectively. Cash used during the year included additions to content assets and changes in content liabilities of $18.3 million and $2.5 million, respectively, and changes in operating assets and liabilities of $1.4 million.

Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the year ended December 31, 2024, we recorded a net cash outflow used in investing activities of $31.4 million. The net cash outflow used in investing activities was solely due to purchases of investments in debt securities. In contrast, for the year ended December 31, 2023, our cash inflows were primarily due to maturities of investments in debt securities.
Financing Activities
For the years ended December 31, 2024, and 2023, net cash used in financing activities was $7.0 million and $0.1 million, respectively, an increase of $6.9 million primarily due to dividends paid and tax withholding
Capital Expenditures
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
OFF BALANCE SHEET ARRANGEMENTS
As of December 31, 2024, we had no off-balance sheet arrangements.
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
Content Assets
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. Content license terms generally include a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within Net cash provided by (used in) operating activities on the consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets.
The Company recognizes its content assets as Content assets, net on the consolidated balance sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.

Amortization of content assets is reported within Cost of revenues in the consolidated statements of operations. Based on factors including historical and estimated viewing patterns, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts.
Furthermore, the amortization of produced content is generally accelerated at a higher amortization rate than that of licensed content. The Company reviews factors that impact the amortization of the content assets on a regular basis and the estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant content licensing.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company, as an emerging growth company (“EGC”), to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The Company expects to no longer be eligible to qualify as an EGC after December 31, 2025, which is the last day of the fiscal year following the fifth anniversary of its first sale of common equity securities in an offering registered under the Securities Act.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 9 - Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

Accounting Pronouncements Issued but not Adopted
In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Index to Consolidated Financial Statements of CuriosityStream Inc. as of and for the years ended December 31, 2024, and 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CuriosityStream Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of CuriosityStream Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

GRANT THORNTON LLP (signed manually) or
/s/ GRANT THORNTON LLP (typed)
We have served as the Company’s auditor since 2024.
Arlington, Virginia

March 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CuriosityStream Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CuriosityStream Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

Baltimore, Maryland
March 25, 2024

CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2024		2023

Assets
Current assets
Cash and cash equivalents	$7,826		$37,715
Restricted cash	125		500
Short-term investments in debt and other securities	24,236		—
Accounts receivable, net	6,103		4,760
Other current assets	1,228	`2`	2,315
Total current assets	39,518		45,290
Investments in debt securities	7,463		—
Investments in equity method investees	3,848		6,354
Property and equipment, net	520		727
Content assets, net	31,511		44,943
Operating lease right-of-use assets	3,065		3,350
Other assets	257		358
Total assets	$86,182		$101,022
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$282		$407
Accounts payable	5,608		4,765
Accrued expenses and other liabilities	7,003		3,705
Deferred revenue	10,970		14,521
Total current liabilities	23,863		23,398
Warrant liability	88		44
Non-current operating lease liabilities	3,887		4,283
Other liabilities	496		651
Total liabilities	28,334		28,376
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of December 31, 2024, and December 31, 2023; 56,814 shares issued as of December 31, 2024, including 216 treasury shares; 53,287 issued and outstanding as of December 31, 2023; 56,598 shares outstanding as of December 31, 2024.	5		5
Treasury stock	(251)		—
Additional paid-in capital	366,508		362,636
Accumulated deficit and other comprehensive loss	(308,414)		(289,995)
Total stockholders’ equity	57,848		72,646
Total liabilities and stockholders’ equity	$86,182		$101,022
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023

Revenues	$51,134	$56,889
Operating expenses
Cost of revenues	25,363	35,553
Advertising and marketing	14,434	17,390
General and administrative	24,670	29,447
Impairment of content assets	—	18,970
Total operating expenses	64,467	101,360
Operating loss	(13,333)	(44,471)
Change in fair value of warrant liability	(44)	213
Interest and other income	3,074	1,272
Equity method investment loss	(2,506)	(5,404)
Loss before income taxes	(12,809)	(48,390)
Provision for income taxes	132	506
Net loss	$(12,941)	$(48,896)
Net loss per share
Basic	$(0.24)	$(0.92)
Diluted	$(0.24)	$(0.92)
Weighted average number of common shares outstanding
Basic	54,480	53,044
Diluted	54,480	53,044
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2024	2023

Net loss	$(12,941)	$(48,896)
Other comprehensive loss
Unrealized gain on available for sale securities	—	40
Total comprehensive loss	$(12,941)	$(48,856)
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit and Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	52,853	$5	—	$—	$358,760	$(241,139)	$117,626
Net loss	—	—	—	—	—	(48,896)	(48,896)
Stock-based compensation, net	434	—	—	—	3,876	—	3,876
Other comprehensive income	—	—	—	—	—	40	40
Balance at December 31, 2023	53,287	$5	—	$—	$362,636	$(289,995)	$72,646
Net loss						(12,941)	(12,941)
Dividends declared	—	—	—	—	—	(5,478)	(5,478)
Stock-based compensation, net	3,311	—	—	—	3,872	—	3,872
Buyback of shares	—	—	216	(251)	—	—	(251)
Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(12,941)	$(48,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	44	(213)
Additions to content assets	(5,698)	(18,316)
Change in content liabilities	(125)	(2,455)
Amortization of content assets	19,130	22,905
Depreciation and amortization expenses	339	496
Impairment of content assets	—	18,970
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(294)	26
Stock-based compensation	6,568	3,999
Equity method investment loss	2,506	5,404
Other non-cash items	430	481
Changes in operating assets and liabilities
Accounts receivable	(1,343)	6,139
Other assets	1,131	855
Accounts payable	843	(1,295)
Accrued expenses and other liabilities	1,383	(4,542)
Deferred revenue	(3,822)	270
Net cash provided by (used in) operating activities	8,151	(16,172)

Cash flows from investing activities
Purchases of property and equipment	—	(5)
Investment in equity method investees	—	(992)
Maturities of investments in debt securities	7,200	15,000
Purchases of investments in debt securities	(38,605)	—
Net cash (used in) provided by investing activities	(31,405)	14,003

Cash flows from financing activities
Repurchases of common stock	(251)	—
Dividends paid	(4,063)	—
Payments related to tax withholding	(2,696)	(123)
Net cash used in financing activities	(7,010)	(123)
Net (decrease) in cash, cash equivalents and restricted cash	(30,264)	(2,292)
Cash, cash equivalents and restricted cash, beginning of period	38,215	40,507
Cash, cash equivalents and restricted cash, end of period	$7,951	$38,215

Supplemental disclosure:
Cash paid for taxes	$80	$195
Cash paid for operating leases	510	466
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
The principal business of CuriosityStream Inc. (the "Company" or "CuriosityStream") is providing customers with access to high quality factual content via a direct subscription video on-demand (SVOD) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The Company's online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The Company's SVOD platform offers more than 15,000 accessible on-demand and ad-free productions and includes shows and series from leading non-fiction producers.
The Company’s content assets are available for consuming directly through its owned and operated website (“O&O Consumer Service”), mobile applications developed for iOS and Android operating systems (“App Services”), and via the platforms and systems of third-party partners in exchange for license fees. The Company offers subscribers a monthly or annual subscription. The price for a subscription varies depending on the location of the subscriber, the content included (e.g., Direct Service or Smart Bundle service) and the length of the subscription (e.g., monthly or annual) selected by the customer. As an additional part of the Company’s App Services, it has built applications to make its service accessible on almost every major customer device, including streaming media players like Roku, Apple TV and Amazon Fire TV and major smart TV brands (e.g., LG, Vizio, Samsung). In addition, CuriosityStream has affiliate agreement relationships with, and its content assets are available through, certain multichannel video programming distributors (“MVPDs”) and virtual MVPDs (“vMVPDs”). The Company also has distribution agreements which grant other media and technology companies certain distribution rights to the Company’s programs, referred to as content licensing arrangements. The Company also sells selected rights to content created before production begins.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization, the assessment of the recoverability of content assets and equity method investments, and the determination of fair value estimates related to non monetary transactions, share-based awards and liability-classified warrants.
CONCENTRATION OF RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash, cash equivalents, and investments with high credit quality financial institutions; at times, such balances with the financial institutions may exceed the applicable Federal Deposit Insurance Corporation (FDIC)-insured limits.
Accounts receivable, net are typically unsecured and are derived from revenues earned from customers primarily located in the U.S.

During the year ended December 31, 2024, the top three customers accounted for 16% of the Company’s revenues with no customer individually accounting for 10% of the Company’s revenues. These same three customers accounted for 23% of the Company’s accounts receivable as of December 31, 2024.
During the year ended December 31, 2023, the top three customers accounted for 11% of the Company’s revenues with no customer individually accounting for 10% of the Company’s revenues. These same three customers accounted for 18% of the Company’s accounts receivable as of December 31, 2023.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Restricted cash maintained under agreements that legally restrict the use of such funds is not included within cash and cash equivalents and is reported in a separate line item on the consolidated balance sheets as of December 31, 2024, and 2023.
INVESTMENTS IN DEBT SECURITIES
The Company classifies its investments in debt securities as held-to-maturity (HTM) under ASC “Accounting Standards Codification” 320, “Investments—Debt and Equity Securities.” HTM investments represent securities for which the Company has the positive intent and ability to hold to maturity, and they are reported at amortized cost.
Prior to 2024, the Company also held available-for-sale (AFS) securities, which were reported at fair value with unrealized gains and losses recognized in other comprehensive income (OCI). As of December 31, 2024, the Company no longer holds AFS securities.
Investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Investments with longer maturities are classified as short-term or long-term investments based on the remaining maturity at each balance sheet date and the Company’s intent to hold the security. Interest income earned from HTM investments is recognized in the consolidated statement of operations within interest and other income.
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
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances, e.g., when there is evidence of impairment indicators. The Company assesses the fair value of its content as a result of identifying indicators of impairment related to those assets. The resulting fair value measurements of the equity-method investments and content assets are considered to be Level 3 measurements. Refer to Note 3 - Equity Investments and Note 4 - Balance Sheet Components for further discussion of the results of these analyses.
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
The Company’s equity method investments are initially reported at cost and then adjusted each period for the Company’s share of the investee’s income or loss and dividends paid, if any. The Company’s proportionate share of the net income (loss) resulting from these investments is reported under the line item captioned “Equity method investment loss” on the consolidated statements of operations. The Company classifies distributions received from equity method investments using the cumulative earnings approach in the consolidated statements of cash flows.
ACCOUNTS RECEIVABLE
Accounts receivable is comprised of receivables from subscriptions revenue, license fees revenue, and other revenue. The Company records accounts receivable net of an allowance for expected credit losses. The allowance is determined based on a review of the estimated collectability of the specific accounts and historical loss experience and existing economic conditions. Uncollectible amounts are written off against the allowance for credit losses accounts once management determines collection of such amount, or a portion thereof, to be less than probable. As of December 31, 2024, and 2023, allowance for expected credit losses amounted to $0.2 million and $0.5 million, respectively.
CONTENT ASSETS
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. Content license terms generally include a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within Net cash provided by (used in) operating activities on the consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets.
The Company recognizes its content assets as Content assets, net on the consolidated balance sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known, and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead.
Amortization of content assets is reported within Cost of revenues in the consolidated statements of operations. Based on factors including historical and estimated viewing patterns, the Company amortizes content assets on an accelerated basis in the initial two months after a title is published, as the Company has observed and expects more upfront viewing of content, generally as a result of additional marketing efforts.
Furthermore, the amortization of produced content is generally accelerated at a higher amortization rate than that of licensed content. The Company reviews factors that impact the amortization of the content assets on a regular basis and the estimates related to these factors require considerable management judgment. The Company continues to review factors impacting the amortization of content assets on an ongoing basis and will also record amortization on an accelerated basis when there is more upfront use of a title, for instance due to significant content licensing.
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
PROPERTY AND EQUIPMENT
Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.
LONG-LIVED ASSETS
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2024, and 2023, the Company recognized no impairment charges related to long-lived assets .
INTANGIBLE ASSETS
Intangible assets are carried at cost and amortized over their estimated useful lives. Amortization is recorded within general and administrative expenses in the consolidated statements of operations. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value.
WARRANT LIABILITY
The Company classifies its Private Placement Warrants as liabilities, as the terms of these warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. Such provisions would preclude the warrant from classification as equity, and thus the warrant is classified as a liability. The Private Placement Warrants are recorded at fair value on the consolidated balance sheets and changes in their fair value each period are reported in change in fair value of warrant liability in the consolidated statements of operations.

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
ADVERTISING AND MARKETING
Advertising and marketing expenses include digital, radio, and television advertisements as well as brand awareness expenditures. These costs are expensed as incurred. For the years ended December 31, 2024, and 2023, advertising and marketing expenses were $14.4 million and $17.4 million, respectively, and are reflected in the accompanying consolidated statements of operations.
STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur. Refer to Note 8 - Stock-Based Compensation in the Notes to Consolidated Financial Statements for further information.
RESTRUCTURING
From time to time, the Company approves and implements restructuring plans to align internal resources and reduce costs. These plans may include employee terminations and contract cancellations. In 2023, the Company initiated a restructuring plan that resulted in the elimination of certain full-time positions. As a result, the Company recorded a pre-tax restructuring charge of $0.2 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively, primarily related to severance and workforce optimization costs. These expenses are classified within general and administrative expenses in the accompanying consolidated statements of operations. Of the total restructuring costs, the Company paid $0.9 million in 2024 and $0.1 million in 2023.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company, as an emerging growth company (“EGC”), to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The Company expects to no longer be eligible to qualify as an EGC after December 31, 2025, which is the last day of the fiscal year following the fifth anniversary of its first sale of common equity securities in an offering registered under the Securities Act.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 9 - Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.
Accounting Pronouncements Issued but not Adopted
In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 3 - EQUITY INVESTMENTS
EQUITY INVESTMENTS
The Company’s holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The carrying values for these investments as of December 31, 2024, and 2023, were as follows:

(in thousands)	Spiegel Venture	Nebula	Total

Balance, December 31, 2023	$1,736	$4,618	$6,354
Equity method investment loss*	(1,736)	(770)	(2,506)
Balance, December 31, 2024	$—	$3,848	$3,848

* Equity method investment loss amounts include impairments during 2024 of $0.1 million for the Spiegel Venture.
Spiegel Venture
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH ("Spiegel TV") and Autentic GmbH ("Autentic"), operates two documentary channels, and a free advertising-supported streaming television (FAST) channel, and receives a share of revenue from the Company's German-language SVOD service. The Spiegel Venture provides factual content to audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of December 31, 2024.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company was required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined Spiegel Venture had achieved such financial targets, resulting in the Company paying the Holdback Payment in the amount of $0.9 million during July 2023. This payment was recorded as an equity investment in the balance sheet.
The Company has a call option that permits it to require Spiegel TV and Autentic to sell their ownership interests in the Spiegel Venture (“Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the SPA, is initially exercisable only during the period that is the later of (i) the 30-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026, and March 31, 2026.
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits it to require the Company to purchase their interest (“Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is initially exercisable only during the period that is the later of i) the 60-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026.
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

Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of December 31, 2024. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula Board of Directors. The Company has not received dividends from Nebula as of December 31, 2024
Beginning August 2021, the Company included access to Nebula’s SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of the Company’s Smart Bundle subscription package. As part of this arrangement, the Company shared revenue with Nebula, based on certain metrics, and paid monthly. On September 26, 2023, Nebula provided the Company with a notice of non-renewal (the “Nebula Non-Renewal”), which resulted in the expiration of the revenue share at the end of 2023. Nebula was still required to make its service available to subscribers to either of these offerings through the end of the term of any such subscription that existed as of December 31, 2023.
Impairment Assessment
The Company regularly reviews its investments in equity method investees for impairment, including when the carrying value of an investment exceeds its related market or fair value. If it has been determined that an investment has sustained an “other-than-temporary” decline in value, the investment is written down to its fair value. The factors the Company considers in determining whether an “other-than-temporary” decline has occurred include, but are not limited to, (i) the determined market value of the investee in relation to its cost basis, (ii) the financial condition and operating performance of the investee and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
As a result of the Company’s impairment analysis related to the Spiegel Venture, the Company determined the carrying value of its investment in the Spiegel Venture exceeded the fair value as of December 31, 2024, and as such the Company recorded a $0.1 million impairment. This impairment charge in included within equity method investment loss for the year ended December 31, 2024.
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2024, and 2023 is as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Cash and cash equivalents	$7,826	$37,715
Restricted cash	125	500
Cash, cash equivalents and restricted cash	$7,951	$38,215
As of December 31, 2024, and 2023, restricted cash included cash deposits of $0.1 million and $0.5 million respectively, required by a bank as collateral related to corporate credit card agreements.

To determine the fair value of its investments in money market funds and corporate debt securities, the Company uses unadjusted quoted market prices (Level 1 inputs), and quoted prices for comparable assets (Level 2 inputs), respectively. As of December 31, 2024, and December 31, 2023, the fair value of the Company’s securities investments was as follows:

	December 31, 2024				December 31, 2023
(in thousands)	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Total

Level 1 Securities
Money market funds	$3,512	$—	$—	$3,512	$36,072	$36,072
Certificate of deposit	—	9,000	—	9,000	—	—
U.S. government securities	—	1,495	—	1,495	—	—
Total Level 1 Securities	3,512	10,495	—	14,007	36,072	36,072
Level 2 Securities
Corporate debt securities	649	13,736	7,459	21,844	—	—
Total Level 2 Securities	649	13,736	7,459	21,844	—	—
Total	$4,161	$24,231	$7,459	$35,851	$36,072	$36,072
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of December 31, 2024:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt Securities:
Certificate of Deposit	$9,000	$—	$—	$9,000
Corporate Debt Securities	21,853	1	(10)	21,844
U.S. Government Debt Securities	1,495	—	—	1,495
	$32,348	$1	$(10)	$32,339
The Company did not record any realized gains or losses for the years ended December 31, 2024, and 2023.
Accrued interest on held-to-maturity securities is excluded from the amortized cost basis. As of December 31, 2024, the total accrued interest receivable excluded from the disclosed amortized cost basis was $0.3 million, net of any allowance for credit losses.
The Company’s held-to-maturity investments as of December 31, 2024, consist of short to medium term, investment-grade debt securities, primarily corporate bonds and U.S. Treasury securities. Based on external credit ratings and economic forecasts, the Company determined that the expected credit losses over the lifetime of these securities are immaterial. Therefore, no allowance for credit losses has been recorded for these securities as of December 31, 2024.

The following table provides the amortized cost and estimated fair value of investments with fixed maturities as December 31, 2024:

	December 31, 2024
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$24,885	$24,880
Due after one year through five years	7,463	7,459
Due after five years	—	—
Total	$32,348	$32,339
CONTENT ASSETS
As of December 31, 2024, and 2023, content assets, net consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023

Licensed content, net
Released, less amortization and impairment	$10,190	$8,271
Prepaid and unreleased	3,139	8,357
Total licensed content, net	13,329	16,628

Produced content, net
Released, less amortization and impairment	17,717	22,880
In production	465	5,435
Total produced content, net	18,182	28,315
Total content assets, net	$31,511	$44,943

Of the $10.2 million unamortized cost of licensed content that had been released as of December 31, 2024, the Company expects that $5.6 million, $2.9 million, and $0.8 million will be amortized in each of the next three years. Of the $17.7 million unamortized cost of produced content that had been released as of December 31, 2024, the Company expects that $6.8 million, $5.7 million, and $3.4 million will be amortized in each of the next three years.
As of December 31, 2024, the Company has licensed content that is contractually completed but not yet released. The timing of the release for this content is uncertain, and therefore, the Company cannot reasonably estimate the portion of costs that will be amortized in the next 12 months. The Company will recognize amortization once the content is published and available for monetization.
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
Within the discounted cash flow analysis used in the content impairment assessment, the Company used EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) margin rates ranging from 50.0% to 68.0%. These rates are generally dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the assumptions used in the analysis.
The Company used a discount rate of 14.0% in the discounted cash flow analysis. This rate was based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with the Company’s content assets. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the debt and equity markets.
No impairment charges were recognized during the year ended December 31, 2024.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s consolidated statements of operations. For the years ended December 31, 2024, and 2023, content amortization was as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Licensed content	$8,203	$7,250
Produced content	10,927	15,655
Total	$19,130	$22,905
ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of December 31, 2024, and December 31, 2023:

	Year Ended December 31,
(in thousands)	2024	2023

Accrued payroll and benefits	$2,540	$1,254
Dividends payable	1,415	—
Sales and income tax liabilities	946	1,095
Operating lease liabilities	396	365
Other	1,706	991
Total	$7,003	$3,705

PROPERTY AND EQUIPMENT
As of December 31, 2024, and 2023, property and equipment, summarized by major classifications, were as follows:

	Estimated Useful Life (in Years)	Year Ended December 31,
(in thousands)		2024	2023

Furniture and fixtures	10 to 15	$101	$101
Equipment	5	1,040	1,040
Computer and software	3 to 5	470	570
Website and application development	3	37	37
Leasehold improvements	Lesser of lease term or lives	703	703
Work-in-progress	—	77	5
Property and equipment, gross		2,428	2,456
Less accumulated depreciation and amortization		1,908	1,729
Property and equipment, net		$520	$727
Depreciation and amortization expense related to property and equipment, including the amortization of leasehold improvements, was $0.3 million and $0.4 million for the years ended December 31, 2024, and 2023, respectively.
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. The fair value of the Private Placement Warrants as of December 31, 2024, and 2023, was as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Level 3
Private Placement Warrants	$88	$44
Total Level 3	$88	$44

NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the years ended December 31, 2024, and 2023, as well as the relative percentage to total revenue.

	Year Ended December 31,
(in thousands)	2024		2023

Direct Business:
Direct-to-Consumer	$31,085	61%	$29,900	52%
Partner Direct	7,260	14%	4,709	8%
Enterprise	247	—%	367	1%
Total Direct Business	38,592	75%	34,976	61%

Content Licensing:
Library sales*	7,357	14%	11,739	21%
Presales	441	1%	2,308	4%
Total Content Licensing	7,798	15%	14,047	25%

Bundled Distribution	3,937	8%	6,098	11%

Other	807	2%	1,768	3%

Total revenues	$51,134		$56,889

* Amounts includes $4.5 million and $9.9 million from trade and barter transactions for the years ended December 31, 2024 and 2023, respectively.
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2024, the Company expects to recognize revenues in the future related to performance obligations that are unsatisfied as follows:

	Year Ended December 31,
(in thousands)	2025	2026	2027	2028	Thereafter	Total

Remaining performance obligations	$2,130	$407	$142	$117	$68	$2,864
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
As of December 31, 2024, and 2023, total deferred revenues were $11.4 million and $15.2 million, respectively, with the non-current portions of $0.4 million and $0.6 million as of December 31, 2024, and 2023, respectively, included in other liabilities in the consolidated balance sheets.
For the year ended December 31, 2024, the Company recognized revenues of $14.6 million related to amounts deferred as of December 31, 2023.
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
The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case, the consideration is measured based on the standalone selling price of the services provided. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred. For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty.
For the years ended December 31, 2024, and 2023, trade and barter revenues were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Trade and barter license fees: Content licensing	$4,530	$9,873
Other trade and barter revenue*	—	1,130
Total trade and barter revenues	$4,530	$11,003

* Other revenue primarily relates to other marketing services
For the years ended December 31, 2024, and 2023, trade and barter advertising and marketing expenses were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Trade and barter advertising and marketing	$—	$1,480
For the years ended December 31, 2024, and 2023, additions to content assets resulting from trade and barter transactions were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Trade and barter additions to content assets	$4,530	$9,523
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of December 31, 2024, and 2023, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (i) 125,000,000 shares of Common Stock and (ii) 1,000,000 shares of preferred stock.
TREASURY STOCK
On June 10, 2024, the Company's Board of Directors (the "Board") authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws.
As of December 31, 2024, the Company had repurchased 216,000 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchase was $0.3 million, which has been recorded as treasury stock in the equity section of the Company’s consolidated balance sheets.

WARRANTS
As of December 31, 2024, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of SAQN in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
No warrants were exercised during the years ended December 31, 2024, and 2023.
The warrant liability related to the Private Placement Warrants is recorded at fair value as of each reporting date with the change in fair value reported in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholder’s equity (accumulated deficit). The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of December 31, 2024, and 2023 were as follows:

	Year Ended December 31,
	2024	2023

Exercise price	$11.50	$11.50
Stock Price (CURI)	$1.53	$0.54
Expected volatility	107.8%	100.0%
Expected warrant term (years)	0.8	1.8
Risk-free interest rate	4.16%	4.23%
Dividend yield	1.6%	0%
Fair Value per Private Placement Warrant	$0.02	$0.01
The changes in fair value of the private placement warrant liability for the years ended December 31, 2024, and 2023 resulted in a (loss) gain of $(0.04) million and $0.2 million, respectively.
NOTE 7 - EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share are calculated on the basis of the weighted average number of shares of the Company’s Common Stock outstanding during the respective periods. Diluted earnings (loss) per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method for stock options and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the average fair value of the Company’s Common Stock for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

For the years ended December 31, 2024, and 2023, the components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Numerator — Basic and Diluted EPS
Net loss	$(12,941)	$(48,896)
Denominator — Basic and Diluted EPS
Weighted–average shares	54,480	53,044
Net loss per share — Basic and Diluted	$(0.24)	$(0.92)
Common shares issuable for warrants, options, and restricted stock units (RSU) represent the total amount of outstanding warrants, stock options, and restricted stock units as of December 31, 2024, and 2023. For the years ended December 31, 2024, and 2023, the following share equivalents were excluded from the calculation of diluted net loss per share as the inclusion of such shares would have been be anti-dilutive.

	Year Ended December 31,
(in thousands)	2024	2023

Options	27	32
Restricted Stock Units	2,061	2,058
Warrants	6,730	6,730
Total	8,818	8,820
NOTE 8 - STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.
In October 2020, the Board adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Legacy CuriosityStream Stock Option Plan. Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units and restricted stock.

The following table summarizes stock option and RSU activity, prices, and values from December 31, 2023, to December 31, 2024:

		Stock Options			Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares*	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Shares	Weighted- Average Grant Date Fair Value

Balance as of December 31, 2023	4,762,004	32,292	$5.79	5.9	2,057,946	$2.57
Granted	(5,498,690)	—	—	—	5,498,690	$0.96
Options exercised and RSUs vested	1,511,328	—	—	—	(5,301,191)	$3.21
Forfeited or expired	199,831	(5,306)	$9.81	—	(194,525)	$2.20
Balance as of December 31, 2024	974,473	26,986	$5.00	4.67	2,060,920	$1.67

Exercisable as of December 31, 2023		27,143	$5.44	5.8
Exercisable as of December 31, 2024		26,986	$5.00	4.67
Unvested as of December 31, 2023		5,149	$7.64	6.7
Unvested as of December 31, 2024		—	—	—

No options were exercised during the years ended December 31, 2024, and 2023.
Stock options and RSU awards generally vest on a monthly, quarterly, or annual basis over a period of four years from the grant date. When options are exercised, the Company issues unissued shares of Common Stock to satisfy share option exercises. Upon vesting and distribution of RSUs, the Company issues unissued shares of Common Stock to satisfy RSUs vested, net of shares withheld for taxes if elected by the RSU holder.
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

On April 28, 2023, the Board authorized, and on June 14, 2023, the Company’s shareholders approved, a stock option exchange program (the “Exchange“) that permitted certain employees and executive officers to exchange certain outstanding stock options with exercise prices substantially above the market price at that time of the Company’s Common Stock for RSUs of an equivalent fair value. The Exchange was completed in July 2023. For options that had already vested at the time of the Exchange, the resulting RSUs vested in July 2024. Otherwise, the vesting schedules for unvested options at the time of the Exchange remained the same for the resulting RSUs. As a result of the Exchange, 4.6 million outstanding eligible stock options were exchanged for 1.6 million new RSUs, with a fair value of $0.99 per share on the date of the Exchange. There was no incremental compensation expense recorded by the Company as a result of the Exchange.
The Company uses its own historical volatility as well as the historical volatility of similar public companies for estimating volatility. The risk-free interest rate is estimated using the rate of return on U.S. Treasury securities with maturities that approximate the expected term of the option.
For the years ended December 31, 2024, and 2023, the stock-based compensation expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Stock-based compensation—Options	$6	$1,559
Stock-based compensation—RSUs	6,562	2,440
Total stock-based compensation	$6,568	$3,999
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period.
The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2024, related to unvested RSUs, and the weighted average remaining years over which the cost will be recognized:

(in thousands)	Total Unrecognized Compensation Cost	Weighted Average Remaining Years

Restricted Stock Units	$1,806	0.10
NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one reportable segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer ("CEO"), reviews financial information on a consolidated basis to make operating decisions, assess financial performance, and allocate resources.

In evaluating performance, the CODM primarily assesses operating loss and net loss, as reported on the consolidated statement of operations and regularly reviews certain significant expense categories, including content amortization, other cost of revenues, advertising and marketing, payroll and related expenses, and other general and administrative expenses. These expense categories are considered key factors in managing the business and guiding resource allocation decisions.

This approach ensures that the Company’s financial reporting reflects the way management monitors expenses and overall financial performance.

The following table presents financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, and 2023;

	Year Ended December 31,
(in thousands)	2024	2023

Revenues	$51,134	$56,889
Less:
Content amortization	19,130	22,905
Other cost of revenues	6,233	12,648
Advertising and marketing	14,434	17,390
Payroll and related	10,515	12,186
Other general and administrative	14,155	17,261
Impairment of content assets	—	18,970
Total operating expenses	64,467	101,360
Operating loss	(13,333)	(44,471)
Other segment items*	$524.00	$(3,919.00)
Loss before income taxes	$(12,809)	$(48,390)
Provision for income taxes	$132	$506
Net loss	$(12,941)	$(48,896)
* Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss. See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the U.S. For the years ended December 31, 2024, and 2023, revenue by geographic region based on customer location was as follows:

	Year Ended December 31,
(in thousands)	2024		2023

United States	$33,457	65%	$31,978	56%
International	17,677	35%	24,911	44%
Total	$51,134	100%	$56,889	100%
No revenue from any foreign country comprised of 10% or greater of total revenue for either of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the years ended December 31, 2024, and 2023, the Company recognized $0.2 million and $1.1 million of revenue, respectively, related to license fees from the Spiegel Venture. No revenue was recognized from Nebula during 2024 and 2023 related to advertising services provided to Nebula.
For the years ended December 31, 2024, and 2023, the Company also recorded zero and $4.5 million, respectively, in cost of revenues pertaining to the revenue share arrangement with Nebula from subscription sales of certain bundled subscription packages. This revenue share was recorded in cost of revenues on the consolidated statements of operations.

As of December 31, 2024, and 2023, the impacts of the arrangements with Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Accounts receivable	$248	$811
Accounts payable	—	374
Accrued expenses and other liabilities	8	—
For the years ended December 31, 2024, and 2023, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Revenues	$219	$1,091
Cost of revenues	64	4,609
OPERATING LEASE
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC, which is considered a related party as it is managed by various members of the Board. The Company accounts for the arrangement as an operating lease. Refer to Note 12 - Leases for further information.
NOTE 11 - RETIREMENT PLAN
The Company administers and participates in a 401(k) plan that covers employees 21 years of age or older with three months or greater of service. The plan permits elective deferrals from each participant’s compensation up to the maximum allowed by law. The Company matches employee deferrals at 100% on up to 3% of compensation and 50% of employee deferrals between 3% and 5% of compensation. Participants are immediately vested in their elective deferrals and the Company matching contributions. For the years ended December 31, 2024, and 2023 the Company made matching contributions of $0.2 million and $0.3 million, respectively.
NOTE 12 - LEASES
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
As of December 31, 2024, and 2023, the Company held operating lease right-of-use (ROU) assets of $3.1 million and $3.3 million, respectively; current lease liabilities of $0.4 million and $0.4 million, respectively; and non-current lease liabilities of $3.9 million and $4.3 million, respectively. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of December 31, 2024. This rate was determined based on the Company's incremental borrowing rate, reflecting the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. The weighted average remaining lease term as of December 31, 2024, was 8.17 years.

Components of Lease Cost
For the years ended December 31, 2024, and 2023, the Company’s total operating lease cost was comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023

Operating lease cost	$477	$481
Variable lease cost	50	52
Total lease cost	$527	$533

Maturity of Lease Liabilities
As of December 31, 2024, maturities of the Company's operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows:

(in thousands)

2025	$571
2026	585
2027	600
2028	615
2029	630
Thereafter	2,101
Total Lease Payments	5,102
Less: imputed interest	(819)
Present value of total lease liabilities	$4,283
COMPANY AS LESSOR
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related-party sublease rental income is recognized on a straight-line basis and is included in Interest and other income in the accompanying consolidated statements of operations. For the year ended December 31, 2024, operating lease income from the Company’s sublet was immaterial. As of December 31, 2024, total remaining future minimum lease payments receivable on the Company’s operating lease was $0.2 million.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of December 31, 2024, the Company's content obligations amounted to $0.4 million, including $0.3 million recorded within content liabilities in the accompanying consolidated balance sheets, and $0.1 million of obligations not recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid during the year ending December 31, 2025.
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

ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee agreements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of December 31, 2024, the Company's future advertising commitments totaled $1.4 million, all of which the Company expects to pay during the year ending December 31, 2025.
CONTINGENCIES
The Company is involved, from time to time, in lawsuits arising in the normal course of business. We believe the potential outcomes from these lawsuits will not have a material adverse impact on our financial position or results of operations. The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, no loss contingencies were identified for the years ended December 31, 2024, and 2023.
NOTE 14 - SALE OF EMPLOYEE RETENTION CREDIT CLAIM
In response to the COVID-19 pandemic, the Company became eligible for the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and subsequent legislation. The ERC is a refundable tax credit against certain employment taxes, designed to support businesses in retaining employees during periods of economic hardship. The Company determined its total eligible ERC to be $1,191,869.

Prior to fourth quarter 2024 (i.e., before October 1, 2024), the Company had not recognized the ERC as an asset or recorded any related income. Upon communication with the Internal Revenue Service ("IRS") acknowledging our claim, the Company determined that it was entitled to the credit and recognized the ERC as an asset and corresponding income in fourth quarter of 2024. Subsequently, during the same quarter, the Company executed an agreement to transfer its rights to the ERC to a third-party buyer. As a result of this transaction, the Company recognized the net proceeds of $994,538 as Other Income in its financial statements for the year ended December 31, 2024.

On December 27, 2024, the Company entered into an agreement (the “Agreement”) with a third party (the “Buyer”) to sell its rights to the anticipated ERC proceeds. The key terms of the Agreement are as follows:
•Purchase Price: The Buyer agreed to purchase the ERC at 85% of the claimed amount, resulting in a gross purchase price of $1,013,088.
•Holdback: A holdback of $18,550 was applied to the gross purchase price to cover potential contingencies, resulting in net proceeds of $994,538 received by the Company at closing.
•Transfer of Rights: The Agreement stipulates that the Buyer acquires all rights to any ERC-related refunds, payments, or credits from the IRS.

The Agreement includes a provision that allows the Buyer to require the Company to repurchase the ERC claim, in whole or in part, if the IRS disallows or reduces the ERC amount. Based on the Company’s thorough documentation supporting ERC eligibility and the absence of any indications of an IRS challenge, management believes the likelihood of such a repurchase obligation is remote. Consequently, no liability has been recognized for this contingent obligation.

In accordance with ASU 2021-10, the Company provides the following disclosures related to the ERC transaction:
•Nature of the Assistance: The ERC is a refundable tax credit provided by the U.S. government to assist employers in retaining employees during the COVID-19 pandemic.
•Significant Terms and Conditions: The Company sold its rights to the ERC proceeds to the Buyer at 85% of the claimed amount, with a holdback applied. The Buyer assumes all rights to any ERC-related refunds, payments, or credits from the IRS. A clawback provision exists, allowing the Buyer to require repurchase if the ERC is disallowed or reduced by the IRS.
•Accounting Policies: The Company recognized the net proceeds from the sale as interest and other income upon execution of the Agreement, as the ERC had not been previously recorded as an asset or income.

The net proceeds of $994,538 were recorded as interest and other income in the consolidated statement of operations for the year ended December 31, 2024. No asset or liability related to the ERC remained on the Company’s consolidated balance sheet as of that date.
NOTE 15 - INCOME TAXES
For the years ended December 31, 2024, and 2023, the components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Current:
Federal	$2	$—
State and Local	15	77
Foreign	115	429
Total current provision	$132	$506
Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred provision	$—	$—
Total tax provision	$132	$506
For the years ended December 31, 2024, and 2023, the following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rate:

	Year Ended December 31,
(in thousands)	2024		2023

Loss before income taxes	$(12,809)		$(48,390)

U.S. federal statutory income tax provision (benefit)	$(2,697)	21.1%	$(10,152)	21.0%
State Taxes	(351)	2.7%	(1,635)	3.4%
Permanent Items	1,013	(7.9)%	212	(0.4)%
Change in Valuation Allowance	(1,782)	13.9%	11,786	(24.4)%
Deferred Adjustments	3,314	(25.9)%	—	—%
RTP Adjustments	229	(1.8)%	368	(0.8)%
Foreign Withholding Taxes	115	(0.9)%	254	(0.5)%
Current/Deferred Rate Differential	2	—%	—	—%
Change in State Rate	266	(2.1)%	(326)	0.7%
Other	24	(0.2)%	—	—%
Total tax provision	$132	(1.0)%	$506	(1.0)%
For the years ended December 31, 2024, and 2023, the Company recorded a tax provision of $0.1 million and $0.5 million, respectively, primarily related to foreign withholding and income taxes. These provisions for income taxes differ from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a benefit for either federal or state income tax purposes.

Deferred income taxes reflect the net tax effect of temporary differences between the amounts recorded for financial reporting purposes and the bases recognized for tax purposes. As of December 31, 2024, and 2023, the significant components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$56,835	$54,962
Accrued expenses and reserves	712	401
Intangibles and content assets	7,267	7,439
Lease liability	1,031	1,143
Stock based compensation	146	3,540
Other	802	1,175
Total deferred tax asset	66,793	68,660
Valuation allowance	(66,055)	(67,837)
Deferred tax assets, net of valuation allowance	$738	$823
Deferred tax liabilities:
ROU asset	(738)	(823)
Deferred tax liabilities, net	$—	$—
As of December 31, 2024, and 2023, the Company maintained a valuation allowance on substantially all of its deferred tax assets. The deferred tax assets predominantly relate to operating losses, intangibles and content assets, and stock-based compensation. As a result of Legacy CuriosityStream’s conversion from an LLC to a C corporation in 2018, Legacy CuriosityStream recognized a partial step-up in the tax basis of intangibles and content assets that will be recovered as those assets are sold or the basis is amortized. On the date of the conversion, Legacy CuriosityStream recorded an estimated net deferred tax asset relating to this partial step-up in tax basis.
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
As of December 31, 2024, and 2023, the Company held federal net operating loss carryforwards of approximately $229.5 million and $220.2 million, respectively, which do not expire. As of December 31, 2024, and 2023, the Company held gross state net operating loss carryforwards of approximately $145.5 million and $146.4 million, respectively, which begin to expire in 2028. All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code of 1986 and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.
The Company has not been audited by the IRS or any state income or franchise tax agency, but tax returns remain open to examination subject to a three to four year statute of limitations, depending on the state.
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

NOTE 16 - SUBSEQUENT EVENTS
On November 5, 2024, the Board declared the cash dividend of $0.025 per share to be paid on March 28, 2025, to all holders of record of Common Stock at the close of business on March 14, 2025. On January 30, 2025, the Board increased the dividend from $0.025 per share to $0.030 per share. Subsequently, on March 10, 2025, the Board further increased the dividend to $0.040 per share, bringing the expected aggregate payment to $2.3 million, which is expected to be paid from available cash on hand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2024 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
We intend to file our definitive proxy statement for our 2025 Annual Meeting (“2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, on or before April 29, 2025 (and, in any event, not later than 120 days after the close of our last fiscal year). Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted pursuant to General Instruction G(3) of Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in Item 5 under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" is incorporated herein by reference.
The additional information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
1.Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.
2.Financial Statement Schedules. No financial statement schedules are required to be filed as part of this Annual Report.
3.Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CuriosityStream Inc.	8-K	001-39139	3.1	August 13, 2024

3.3	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020
3.4	First Amendment to Amended and Restated Bylaws	8-K	001-39139	3.1	April 15, 2024

4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019

4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019

4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019

4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company	10-K	001-39139	4.4	March 31, 2021

4.5	Description of the Company’s Securities	10-K	001-39139	4.5	March 31, 2021

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019

10.2*	Employment Agreement, dated August 7, 2020, by and between CuriosityStream Operating Inc. and Clint Stinchcomb	8-K	001-39139	10.10	October 14, 2020

10.3	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020

10.4*	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020

10.5*	Offer Letter between CuriosityStream Inc. and Peter Westley, dated May 21, 2022	8-K	001-39139	10.1	May 24, 2022

10.6*	CuriosityStream Inc. Severance Pay Plan and Summary Plan Description, dated November 8, 2022	8-K	001-39139	10.1	November 9, 2022

10.7*	Services Agreement between Curiosity Inc. and Devin Emery, effective November 16, 2022	8-K	001-39139	10.1	November 16, 2022
10.8	Services Agreement, dated as of June 1, 2024, by and between Curiosity Inc. and Peter Westley	10-Q	001-39139	10.1	August 14, 2024

14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020

21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020

23.1	Consent of Ernst & Young LLP					X

23.2	Consent of GRANT THORNTON LLP					X

24.1	Powers of Attorney	10-K	001-39139	24.1	March 31, 2021

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39139	97.1	March 25, 2024

101.INS***	Inline XBRL Instance Document.**					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**					X
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

CURIOSITYSTREAM INC.

Dated: March 25, 2025	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: March 25, 2025	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2025		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: March 25, 2025		/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 25, 2025		/s/ John Hendricks
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: March 25, 2025		/s/ Elizabeth Saravia
	Name:	Elizabeth Saravia
	Title:	Director

Date: March 25, 2025		/s/ Patrick Keeley
	Name:	Patrick Keeley
	Title:	Director

Date: March 25, 2025		/s/ Matthew Blank
	Name:	Matthew Blank
	Title:	Director

Date: March 25, 2025		/s/ Jonathan Huberman
	Name:	Jonathan Huberman
	Title:	Director

Date: March 25, 2025		/s/ Mike Nikzad
	Name:	Mike Nikzad
	Title:	Director

Date: March 25, 2025		/s/ Andrew Hendricks
	Name:	Andrew Hendricks
	Title:	Director