Form 10-Q
period 2025-03-31
CuriosityStream Inc.
filed 2025-05-06
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, 57,625,988 shares of Common Stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	March 31, 2025	December 31, 2024
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$9,183	$7,826
Restricted cash	125	125
Short-term investments in debt and other securities	24,262	24,236
Accounts receivable, net	7,722	6,103
Other current assets	1,233	1,228
Total current assets	42,525	39,518
Investments in debt securities	5,485	7,463
Investments in equity method investees	3,697	3,848
Property and equipment, net	485	520
Content assets, net	29,826	31,511
Operating lease right-of-use assets	2,990	3,065
Other assets	244	257
Total assets	$85,252	$86,182
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$6	$282
Accounts payable	4,775	5,608
Accrued expenses and other liabilities	7,484	7,003
Deferred revenue	10,509	10,970
Total current liabilities	22,774	23,863
Warrant liability	96	88
Non-current operating lease liabilities	3,783	3,887
Other liabilities	483	496
Total liabilities	27,136	28,334
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of March 31, 2025, and December 31, 2024; 57,146 shares issued as of March 31, 2025 and 56,814 issued as of December 31, 2024, including 216 treasury shares; 56,598 shares outstanding as of December 31, 2024; 56,930 shares outstanding as of March 31, 2025.	5	5
Treasury stock	(251)	(251)
Additional paid-in capital	367,319	366,508
Accumulated deficit	(308,957)	(308,414)
Total stockholders’ equity	58,116	57,848
Total liabilities and stockholders’ equity	$85,252	$86,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(unaudited and in thousands except per share amounts)	2025	2024

Revenues	$15,090	$12,001
Operating expenses
Cost of revenues	7,080	6,748
Advertising and marketing	2,934	3,105
General and administrative	4,997	5,802
	15,011	15,655
Operating income (loss)	79	(3,654)
Change in fair value of warrant liability	(7)	(30)
Interest and other income	426	439
Equity method investment loss	(151)	(1,756)
Income (loss) before income taxes	347	(5,001)
Provision for income taxes	28	34
Net income (loss)	$319	$(5,035)
Net income (loss) per share
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average number of common shares outstanding
Basic	57,132	53,301
Diluted	57,132	53,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net Income	—	—	—	—	—	319	319
Dividends declared	—	—	—	—	—	(862)	(862)
Stock-based compensation, net	332	—	—	—	811	—	811
Balance at March 31, 2025	56,930	$5	216	$(251)	$367,319	$(308,957)	$58,116

Balance at December 31, 2023	53,287	$5	—	$—	$362,636	$(289,995)	$72,646
Net loss	—	—	—	—	—	(5,035)	(5,035)
Dividends declared	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation, net	19	—	—	—	683	—	683
Balance at March 31, 2024	53,306	$5	—	$—	$363,319	$(296,363)	$66,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited and in thousands)	2025	2024

Cash flows from operating activities
Net income (loss)	$319	$(5,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Change in fair value of warrant liability	8	30
Additions to content assets	(1,828)	(426)
Change in content liabilities	(276)	(333)
Amortization of content assets	3,513	5,215
Depreciation and amortization expenses	41	117
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(195)	—
Stock-based compensation	863	689
Equity method investment loss	151	1,756
Other non-cash items	120	122
Changes in operating assets and liabilities
Accounts receivable	(1,619)	(116)
Other assets	3	502
Accounts payable	(757)	(1,477)
Accrued expenses and other liabilities	2,058	(419)
Deferred revenue	(479)	41
Net cash provided by operating activities	1,922	666

Cash flows from investing activities
Purchases of property and equipment	(77)	—
Sales of investments in debt securities	1,000	—
Maturities of investments in debt securities	7,400	—
Purchases of investments in debt securities	(6,253)	—
Net cash provided by investing activities	2,070	—

Cash flows from financing activities
Dividends paid	(2,277)	—
Payments related to tax withholding	(358)	(6)
Net cash used in financing activities	(2,635)	(6)

Net increase in cash, cash equivalents and restricted cash	1,357	660
Cash, cash equivalents and restricted cash, beginning of period	7,951	38,215
Cash, cash equivalents and restricted cash, end of period	$9,308	$38,875

Supplemental disclosure:
Cash paid for taxes	$2	$(2)
Cash paid for operating leases	$141	$138
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
The Company's streaming content is provided to consumers through two primary distribution channels: (i) direct-to-consumer (“DTC”) and (ii) third-party platforms, referred to as Partner Direct. The DTC channel includes access through the Company’s website and applications developed for electronic device. Collectively, DTC and Partner Direct comprise the Company’s Direct Business.
DTC includes subscriptions to consumers as well as bulk subscriptions through enterprises, and provides monthly or annual subscription terms. Pricing varies based on the subscriber’s location, the selected subscription tier and term. To ensure wide accessibility, the Company has developed applications for major customer devices, including streaming media players such as Roku, Apple TV, and Amazon Fire TV, and smart TVs from brands including LG, Vizio, and Samsung.
In addition to the Direct Business, the Company enters into Bundled Distribution arrangements with media partners to provide streaming content to a broader reach of subscribers. These agreements typically convey a broad scope of rights, including access to a 24/7 linear channel, an on-demand content library, mobile rights, and/or pricing and packaging flexibility, in exchange for an annual fixed fee or per-subscriber fee as part of a multi-year deal.
The Company also enters into content licensing arrangements, which grant distribution and data rights to its programming, including licensing content from its library and selling certain rights to content prior to production.
NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended December 31, 2024.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions. At times, cash balances with the financial institutions may exceed the applicable Federal Deposit Insurance Corporation (FDIC)-insured limits.
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
Investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Investments with longer maturities are classified as short-term or long-term investments based on the remaining maturity at each balance sheet date and the Company’s intent to hold the security. Interest income earned from HTM investments is recognized in the condensed consolidated income statement as “Interest and other Income” under non-operating income.
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

The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds, U.S. government securities, corporate debt securities, municipal debt securities and certificates of deposit. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds, U.S. government debt securities, and certificates of deposit. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
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
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
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
The Company’s carrying value for its equity method investment in Nebula as of March 31, 2025, and December 31, 2024, was as follows:

(in thousands)	Total

Balance at December 31, 2024	$3,848
Equity method investment loss	(151)
Balance at March 31, 2025	$3,697
The carrying value of the Company’s equity method investment in the Spiegel Venture was reduced to zero as of December 31, 2024, and remains unchanged as of March 31, 2025.

SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to pay television audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of March 31, 2025.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event the Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company was required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined the Spiegel Venture had achieved such financial targets, resulting in the Company paying a Holdback Payment in the amount of $0.9 million to Spiegel TV and Autentic during July 2023. This payment has been recorded as an equity investment in the balance sheet.
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
Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of March 31, 2025. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula Board of Directors. The Company has not received dividends from Nebula as of March 31, 2025.
Beginning August 2021, the Company included access to Nebula’s SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of the Company’s Smart Bundle subscription package. As part of this arrangement, the Company shared revenue with Nebula, based on certain metrics, and paid monthly. On September 26, 2023, Nebula provided the Company with a notice of non-renewal, resulting in the expiration of the revenue share agreement at the end of 2023. Nebula was required to make its service available to subscribers of these offerings through the end of the term of any such subscription that existed as of December 31, 2024.

NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

(in thousands)	March 31, 2025	December 31, 2024

Cash and cash equivalents	$9,183	$7,826
Restricted cash[1]	125	125
Cash and cash equivalents and restricted cash	$9,308	$7,951

[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) were as follows as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$4,636	$—	$—	$4,636
Certificate of deposit	—	5,000	—	5,000
U.S. government securities	2,900	2,979	—	5,879
Total Level 1 securities	$7,536	$7,979	$—	$15,515
Level 2 securities:
Corporate debt securities	—	16,281	5,484	21,765
Total Level 2 securities	—	16,281	5,484	21,765
Total	$7,536	24,260	5,484	$37,280

	As of December 31, 2024
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$3,512	$—	$—	$3,512
Certificate of deposit	—	9,000	—	9,000
U.S. government securities	—	1,495	—	1,495
Total Level 1 securities	$3,512	$10,495	$—	$14,007
Level 2 securities:
Corporate debt securities	649	13,736	7,459	21,844
Total Level 2 securities	649	13,736	7,459	21,844
Total	$4,161	$24,231	$7,459	$35,851

The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of March 31, 2025:

	As of March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
Certificate of deposit	$5,000	$—	$—	$5,000
Corporate debt securities	21,768	4	(7)	21,765
U.S. government securities	5,879	—	—	5,879
Total	$32,647	$4	$(7)	$32,644
The Company recorded no material realized gains or losses during the three months ended March 31, 2025, and 2024.
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of March 31, 2025:

	As of March 31, 2025
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$27,162	$27,160
Due after one year through five years	5,485	5,484
Total	$32,647	$32,644
CONTENT ASSETS
Content assets consisted of the following as of March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024

Licensed content, net:
Released, less amortization and impairment	$9,493	$10,190
Prepaid and unreleased	3,876	3,139
Total Licensed content, net	13,369	13,329

Produced content, net:
Released, less amortization and impairment	16,151	17,717
In production	306	465
Total produced content, net	16,457	18,182
Total content assets	$29,826	$31,511

Of the $9.5 million unamortized cost of licensed content that had been released as of March 31, 2025, the Company expects that $5.3 million, $2.5 million and $0.7 million will be amortized in each of the next three years. Of the $16.2 million unamortized cost of produced content that had been released as of March 31, 2025, the Company expects that $7.6 million, $5.3 million and $2.9 million will be amortized in each of the next three years.
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

Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three months ended March 31, 2025, and 2024, content amortization was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Licensed content	$1,694	$1,698
Produced content	1,819	3,517
Total	$3,513	$5,215
ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of March 31, 2025, and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024

Accrued payroll and benefits	2,835	2,540
Dividends payable	—	1,415
Sales and income tax liabilities	878	946
Operating lease liabilities	404	396
Accrued royalties	538	53
Other	2,829	1,653
Total	$7,484	$7,003
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of March 31, 2025, and December 31, 2024, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	March 31, 2025	December 31, 2024

Private Placement Warrants	$96	$88

NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three months ended March 31, 2025, and 2024, as well as the relative percentage to total revenue:

	Three Months Ended March 31,
(in thousands)	2025		2024

Direct Business:
Direct-to-Consumer	6,530	43%	8,136	68%
Partner Direct	2,180	14%	1,473	12%
Total Direct Business	8,710	57%	9,609	80%

Content Licensing:
Library sales	5,411	36%	868	7%
Presales	—	—%	296	3%
Total Content Licensing	5,411	36%	1,164	10%

Bundled Distribution	571	4%	1,142	9%

Other	398	3%	86	1%

Total revenues	$15,090		$12,001

REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2025, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2025	Year Ended December 31,
(in thousands)		2026	2027	2028	Thereafter	Total

Remaining performance obligations	$1,955	$573	$193	$121	$72	$2,914
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $10.9 million and $11.4 million as of March 31, 2025, and December 31, 2024, respectively. The non-current portions of $0.4 million as of March 31, 2025, and December 31, 2024, respectively, are included in other liabilities in the consolidated balance sheets.
For the three months ended March 31, 2025, the Company recognized revenues of $4.9 million related to amounts deferred as of December 31, 2024.
TRADE AND BARTER TRANSACTIONS
During 2025, the Company continued to enter into trade and barter transactions, primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Certain transactions may also include the exchange of advertising, whereby the Company and its counterparty exchange media campaigns or other promotional services.

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
For the three months ended March 31, 2025, and 2024, trade and barter revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Trade and barter license fees: Content Licensing	$1,717	$224
For the three months ended March 31, 2025, and 2024, trade and barter cost of revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Cost of revenues	$3	$—
For the three months ended March 31, 2025, and 2024, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024

Content assets acquired	$1,714	$224
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of March 31, 2025, and December 31, 2024, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
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
As of December 31, 2024, the Company had repurchased 216,000 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchase was $0.3 million, which was recorded as treasury stock in the equity section of the Company’s consolidated balance sheet. There were no additional repurchases during the three months ended March 31, 2025

WARRANTS
As of March 31, 2025, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of SAQN in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
There were no exercises of warrants during the three months ended March 31, 2025.
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
The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024

Exercise price	$11.50	$11.50
Stock price (CURI)	$2.68	$1.53
Expected volatility	96.40%	107.80%
Expected warrant term (years)	0.5	0.8
Risk-free interest rate	4.19%	4.16%
Dividend yield	6.0%	1.6%
Fair Value per Private Placement Warrant	$0.03	$0.02
NOTE 7 - EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share are computed based on the weighted-average number of shares of the Company’s common stock outstanding during the respective periods. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted, using the treasury stock method for stock options, restricted stock units (“RSUs”), and other potentially dilutive instruments. For RSUs, the assumed proceeds under the treasury stock method include the amount of unrecognized compensation cost. Potential common shares are excluded from the diluted per share calculation when their effect is anti-dilutive, including in periods of net loss or when inclusion does not result in a decrease in earnings per share.

For the three months ended March 31, 2025, and 2024, the components of basic and diluted net loss per share were as follows:

(in thousands except per share amounts)	Three Months Ended March 31,
	2025	2024

Numerator — basic and diluted EPS:
Net income (loss)	$319	$(5,035)
Denominator — basic and diluted EPS:
Weighted–average shares	57,132	53,301
Net income (loss) per share — basic and diluted	$0.01	$(0.09)
Common shares issuable for warrants, options, and restricted stock units (“RSU”) represent the total amount of outstanding warrants, stock options, and restricted stock units at March 31, 2025, and 2024. For the three months ended March 31, 2025, and 2024, the following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share as they were determined to be anti-dilutive. Warrants and stock options were excluded because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods. Granted RSUs were excluded because their inclusion, as calculated under the treasury stock method, did not result in a lower earnings per share amount.

	Three Months Ended March 31,
(in thousands)	2025	2024

Options	27	31
Restricted stock units	2,227	2,478
Warrants	6,730	6,730
Total	8,984	9,239
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
The following table summarizes stock option and RSU activity, prices, and values for the three months ended March 31, 2025:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2024	974	27	$5.00	2,061	$1.67
Granted	(265)	—	—	265	2.71
RSUs vested	31	—	—	(99)	3.86
Forfeited or expired	—	—	—	—	—
Balance at March 31, 2025	740	27	$5.00	2,227	$2.70

There were no options exercised during the three months ended March 31, 2025, and 2024.
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
For the three months ended March 31, 2025, and 2024, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024

Stock-based compensation — Options	$—	$5
Stock-based compensation — RSUs	863	684
Total stock-based compensation	$863	$689
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

The following table presents financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025, and 2024;

	Three Months Ended March 31,
(in thousands)	2025	2024

Revenues	$15,090	$12,001
Less:
Content amortization	3,513	5,215
Other cost of revenues	3,567	1,533
Advertising and marketing	2,934	3,105
Payroll and related	2,632	2,652
Other general and administrative	2,365	3,150
Total operating expenses	15,011	15,655
Operating income (loss)	79	(3,654)
Other segment items*	$268	$(1,347)
Income (loss) before income taxes	$347	$(5,001)
Provision for income taxes	$28	$34
Net income (loss)	$319	$(5,035)
* Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss. See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the United States. For the three months ended March 31, 2025, and 2024, revenue by geographic location based on customer location was as follows:

	Three Months Ended March 31,
(in thousands)	2025		2024

United States	$10,736	71%	$7,425	62%
International:
Switzerland	1,515	10%	41	—%
Other	2,839	19%	4,535	38%
Total International	4,354	29%	4,576	38%
Total revenue	$15,090	100%	$12,001	100%
Revenue from one foreign country, Switzerland comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
For the three months ended March 31, 2025, the Company recognized no revenue from Spiegel Venture and Nebula.

As of March 31, 2025, and December 31, 2024, the impacts of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

(in thousands)	March 31, 2025	December 31, 2024

Accounts receivable	$253	$248
Accounts payable	$7	$—
Accrued expenses and other liabilities	$2	$8
For the three months ended March 31, 2025, and 2024, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Revenues	$—	$111
Cost of revenues	$9	$15
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
As of March 31, 2025, the Company held operating lease ROU assets of $3.0 million. Current lease liabilities were $0.4 million, and are included within accrued expenses and other liabilities on the consolidated balance sheets. Non-current lease liabilities were $3.8 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of March 31, 2025. The weighted average remaining lease term as of March 31, 2025, was 7.92 years.
Components of Lease Cost
For the three months ended March 31, 2025, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024

Operating lease cost	$119	$119
Variable lease cost	14	12
Total lease cost	$133	$131

Maturity of Lease Liabilities
As of March 31, 2025, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Nine remaining months of 2025	$430
2026	585
2027	600
2028	615
2029	630
Thereafter	2,100
Total lease payments	$4,960
Less: imputed interest	(773)
Present value of total lease liabilities	$4,187
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three months ended March 31, 2025, operating lease income from the Company’s sublet was less than $0.1 million. As of March 31, 2025, total remaining future minimum lease payments receivable on the Company’s sublet were $0.2 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of March 31, 2025, the Company’s content obligations amounted to $0.6 million, including $6.1 thousand recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.6 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid by December 31, 2025.
As of December 31, 2024, the Company’s content obligations amounted to $0.4 million, including $0.3 million recorded within current content liabilities in the accompanying unaudited consolidated balance sheets and $0.1 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of March 31, 2025, the Company’s future advertising commitments totaled $1.7 million, all of which the Company expects to pay during the year ending December 31, 2025.
NOTE 13 - INCOME TAXES
For the three months ended March 31, 2025, and 2024 Income tax expense was immaterial. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

NOTE 14 - SUBSEQUENT EVENTS
On May 5, 2025, the Board declared a regular quarterly cash dividend of $0.08 per share of Common Stock, equivalent to $0.32 per share of Common Stock on an annual basis. The cash dividend will be paid on June 20, 2025, to all holders of record of Common Stock at the close of business on June 6, 2025. This cash dividend of approximately $4.6 million is expected to be paid from available cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of CuriosityStream Inc.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that are, or may deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995.
All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, such as subscription plan price increases, the development of integrated digital brand partnerships with advertisers and our dividend plans, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 25, 2025 (the “Annual Report”) and any other subsequent periodic reports and future periodic reports. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report, unless required by law.
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
CuriosityStream’s award-winning content library features more than 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to hundreds of thousands of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.
RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and 2024, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended March 31,		Change
(unaudited and in thousands)	2025	2024	Total	%

Revenues
Direct Business	$8,710	$9,609	$(899)	(9%)
Content Licensing	5,411	1,164	4,247	365%
Bundled Distribution	571	1,142	(571)	(50%)
Other	398	86	312	363%
Total revenue	15,090	12,001	3,089	26%
Operating expenses
Cost of revenues	7,080	6,748	332	5%
Advertising and marketing	2,934	3,105	(171)	(6%)
General and administrative	4,997	5,802	(805)	(14%)
Total operating expenses	15,011	15,655	(644)	(4%)
Operating income (loss)	79	(3,654)	3,733	(102%)
Other income (expense)
Change in fair value of warrant liability	(7)	(30)	23	n/m
Interest and other income	426	439	(13)	n/m
Equity method investment loss	(151)	(1,756)	1,605	(91%)
Income (loss) before income taxes	$347	$(5,001)	$5,348	(107%)
Provision for income taxes	28	34	(6)	n/m
Net income (loss)	$319	$(5,035)	$5,354	(106%)

* n/m = percentage not meaningful
For the three months ended March 31, 2025, and 2024, the Company reported operating income of $0.1 million and an operating loss of $3.7 million, respectively. The improvement of $3.7 million, or 102%, was primarily due to a $3.1 million, or 26%, increase in total revenues, driven by higher content licensing, along with a $0.6 million or 4% decrease in total operating expenses. The reduction in operating expenses reflected lower general and administrative costs and reduced advertising and marketing spend.
For the three months ended March 31, 2025, the Company recorded a net income of $0.3 million, compared to a net loss of $5.0 million for the same period in 2024, representing an improvement of $5.4 million, or 106%. This change reflects both the improvement in operating income and a $1.6 million reduction in equity method investment loss.

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
For the three months ended March 31, 2025, and 2024, revenues totaled $15.1 million and $12.0 million, respectively, an increase of $3.1 million, or 26%. This increase was primarily driven by increases in Content Licensing and Other of $4.2 million and $0.3 million, respectively, while our Direct Business and Bundled distribution revenue decreased by $0.9 million and $0.6 million, respectively.
Direct Business
The Company's streaming content is provided to consumers through two primary distribution channels: (i) direct-to-consumer (“DTC”) and (ii) third-party platforms, referred to as Partner Direct. The DTC channel includes access through the Company’s website and applications developed for electronic device. Collectively, DTC and Partner Direct comprise the Company’s Direct Business.
DTC includes subscriptions to consumers as well as bulk subscriptions through enterprises, and provides monthly or annual subscription terms. Pricing varies based on the subscriber’s location, the selected subscription tier and term. To ensure wide accessibility, the Company has developed applications for major customer devices, including streaming media players such as Roku, Apple TV, and Amazon Fire TV, and smart TVs from brands including LG, Vizio, and Samsung.
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
The multichannel video programming distributors (“MVPDs”), virtual MVPDs (“vMVPDs”) and digital distributor partners making up Partner Direct pay us a license fee for subscribers to CuriosityStream via the partners’ respective platforms. We have affiliate relationships with, and our service is available directly from, major MVPDs that include Comcast, Cox, and Dish, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Apple Channel, The Roku Channel, Sling TV and YouTube TV.
The following table details our Direct Business for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Total	%

Direct-to-Consumer	$6,530	$8,136	$(1,606)	(20%)
Partner Direct	2,180	$1,473	707	48%
Total Direct Business	$8,710	$9,609	$(899)	(9%)

For the three months ended March 31, 2025, our Direct-to-Consumer (“DTC”) revenue decreased by $1.6 million, or 20%, compared to 2024. The decline was primarily due to a decrease in DTC subscriber count. The positive impact of the pricing changes introduced in 2023 was already fully reflected in the prior year and did not offset the impact of the subscriber decline in the current period. Partner Direct revenue increased by $0.7 million, or 48%, compared to 2024, driven by continued subscriber growth and the ongoing benefit from the price increase.
Content Licensing
Through our Content Licensing business, we license to certain media companies a collection of existing titles from our content library. These transactions are reported as library sales. In addition, we license and sublicense hundreds of thousands of content and data assets to companies developing large-language learning models for artificial intelligence (AI) products. We also pre-sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.

The following table details our Content Licensing results for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Total	%

Library sales	$5,411	$868	$4,543	523%
Presales	—	296	(296)	(100%)
Total Content Licensing	$5,411	$1,164	$4,247	365%

For the three months ended March 31, 2025, compared to 2024, Library sales increased by 523%, while presales declined by 100%.
The increase in Library sales was primarily driven by new licensing agreements related to AI model training, involving both our existing library content and content from our partners under revenue-sharing arrangements. Content licensing revenue, including barter activity, may fluctuate from period to period based on our content needs and those of our partners. Within our content licensing business, we remain focused on transactions that yield a positive gross margin, particularly those involving our library assets. We may continue to pursue presale arrangements with select partners for strategic purposes.
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
For the three months ended March 31, 2025, and 2024, our Bundled Distribution revenue was $0.6 million and $1.1 million, respectively, reflecting a 50% decline. The decrease was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution remains a challenging business given the ongoing disruption in the linear pay television business worldwide.
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

For the three months ended March 31, 2025, Other revenue was $0.4 million, an increase of $0.3 million, or 363%, from the same period in 2024. This increase was due to new FAST and AVOD revenue share arrangements that we entered into during the prior year.
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
For the three months ended March 31, 2025, and 2024, our operating expenses were $15.0 million and $15.7 million, respectively, a decrease of $0.6 million, or 4%.
Cost of Revenues
Cost of revenues encompasses content amortization, distribution fees, revenue sharing arrangements, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.
Distribution fees include payment processing fees and revenue share arrangements with Smart Bundle and digital distributor partners, as well as fees owed to the Spiegel Venture related to JV's streaming service. We pay a fixed percentage distribution fee to our partners for subscribers accessing our platform to compensate these partners for access to their customer and subscriber bases. The MVPD, vMVPD and digital distributor partners making up our Partner Direct business pay us a license fee, and host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or backend costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.
The following table details cost of revenues for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Total	%

Content amortization	$3,513	$5,215	$(1,702)	(33%)
Distribution	2,836	731	$2,105	288%
Other[1]	731	802	(71)	(9%)
Total cost of revenues	$7,080	$6,748	$332	5%
[1] Includes commissions, production and broadcast and other expenses.
For the three months ended March 31, 2025, cost of revenues increased to $7.1 million from $6.7 million, a 5% increase. This increase was primarily driven by a $2.1 million, or 288%, rise in distribution costs, mainly due to a significant increase in revenue share arrangements compared to the same period in 2024. This was partly offset by a 33% percent decline in content amortization for the three months ended March 31, 2025, primarily due to fewer new productions and a reduction in content acquisitions.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the three months ended March 31, 2025, advertising and marketing expenses decreased by $0.2 million, compared to the same period in 2024. This decrease reflects our efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at driving growth.

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
The following table details general and administrative costs for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Total	%

Payroll and related	$2,632	$2,652	$(20)	(1%)
Professional services	589	1,051	(462)	(44%)
Stock-based compensation	863	689	174	25%
Technology and subscriptions	317	374	(57)	(15%)
Other[1]	596	1,036	(440)	(42%)
Total general and administrative	$4,997	$5,802	$(805)	(14%)

[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.
For the three months ended March 31, 2025, general and administrative expenses decreased to $5.0 million from $5.8 million compared to the same period in 2024. This decrease of $0.8 million, or 14%, was primarily the result of lower professional services, which declined by $0.5 million or 44% as we streamlined various external services and brought certain finance and operations functions in-house. Additionally, technology and subscription costs and other administrative expenses decreased, reflecting the company's broader initiatives to manage costs and drive operational efficiencies.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our Common Stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Equity Method Investment Loss
For the three months ended March 31, 2025, the Company recorded a loss of $0.2 million compared to a loss of $1.8 million for the same period in 2024. The decrease in losses is primarily due to the Company no longer recognizing its share of losses from the Spiegel’s joint venture, as the investment balance was fully reduced in the prior year due to cumulative losses. The Company continues to record its share of losses from Nebula.
Income Taxes
For the three months ended March 31, 2025 and 2024 income tax expense was immaterial. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2025, the Company’s cash and cash equivalents and restricted cash totaled $9.3 million, with an additional $29.7 million held in investments in debt securities that can be readily converted to cash to support ongoing cash flow needs.
For the three months ended March 31, 2025, the Company generated a net income of $0.3 million, primarily due to additional cash revenue, while generating $1.9 million of net cash from operating activities. Additionally, the Company generated $2.1 million in net cash for investing activities, mainly related to maturities of investments in debt securities and $2.6 million of net cash used in financing activities, mainly due to dividends paid.
As of March 31, 2025, Our cash and cash equivalents mainly consist of investments and short-term deposits held at major global financial institutions. We regularly monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
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
The following table provides details of the dividends declared and paid as of March 31, 2025.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

January 30, 2025	March 14, 2025	March 28, 2025	$0.04	$2.3 million
Our Board of Directors has declared the next cash dividend of $0.08 per share to be paid on June 20, 2025, for an expected aggregate amount of $4.6 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. As of March 31, 2025, we had repurchased $251 thousand of Common Stock under this program.
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

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(unaudited and in thousands)	2025	2024

Net cash provided by operating activities	$1,922	$666
Net cash provided by investing activities	2,070	—
Net cash used in financing activities	(2,635)	(6)
Net increase in cash, cash equivalents and restricted cash	$1,357	$660
Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

	Three Months Ended March 31,
(in thousands)	2025	2024

Net income (loss)	$319	$(5,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	8	30
Additions to content assets	(1,828)	(426)
Change in content liabilities	(276)	(333)
Amortization of content assets	3,513	5,215
Stock-based compensation	863	689
Equity method investment loss	151	1,756
Other depreciation, amortization and non-cash items	(34)	239
Changes in operating assets and liabilities	(794)	(1,469)
Net cash provided by operating activities	$1,922	$666
For the three months ended March 31, 2025, our net cash from operating activities was $1.9 million compared to net cash from operating activities of $0.7 million for the same period in 2024.
For the three months ended March 31, 2025, net income was $0.3 million. Operating cash flows reflected non-cash adjustments, including $3.5 million of amortization of content assets, $0.9 million of stock-based compensation and $0.2 million of equity method investment loss. Cash used during the quarter primarily consisted of a $0.8 million outflow from changes in operating assets and liabilities, $1.8 million of additions to content assets, and a $0.3 million decrease in content liabilities.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the three months ended March 31, 2025, we recorded a net cash inflow in investing activities of $2 million. The net cash inflow in investing activities was mainly due to maturities of investments in debt securities.
Financing Activities
For the three months ended March 31, 2025 and 2024, net cash used in financing activities was $2.6 million and $0.01 million, respectively, reflecting an increase of $2.6 million primarily due to dividends paid and tax withholding.

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
OFF BALANCE SHEET ARRANGEMENTS
As of March 31, 2025, we had no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operation is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Certain amounts included in or affecting the financial statements presented in this Quarterly Report and related disclosures must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2025. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein.
RECENT ACCOUNTING PRONOUNCEMENTS
The information set forth in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies in the Unaudited Notes to Interim Condensed Consolidated Financial Statements is incorporated herein by reference.
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
Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

CURIOSITYSTREAM INC.

Date: May 6, 2025	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)