Form 10-Q
period 2025-06-30
CuriosityStream Inc.
filed 2025-08-06
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, 57,929,733 shares of common stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	June 30, 2025	December 31, 2024
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$6,943	$7,826
Restricted cash	60	125
Short-term investments in debt and other securities	21,190	24,236
Accounts receivable, net	11,354	6,103
Other current assets	909	1,228
Total current assets	40,456	39,518
Investments in debt securities	2,484	7,463
Investments in equity method investees	3,541	3,848
Property and equipment, net	448	520
Content assets, net	28,577	31,511
Operating lease right-of-use assets	2,915	3,065
Other assets	231	257
Total assets	$78,652	$86,182
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$402	$282
Accounts payable	4,964	5,608
Accrued expenses and other liabilities	9,491	7,003
Deferred revenue	9,563	10,970
Total current liabilities	24,420	23,863
Warrant liability	174	88
Non-current operating lease liabilities	3,678	3,887
Other liabilities	539	496
Total liabilities	28,811	28,334
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of June 30, 2025, and December 31, 2024; 57,927 shares issued as of June 30, 2025 and 56,814 issued as of December 31, 2024, including 216 treasury shares; 56,598 shares outstanding as of December 31, 2024; 57,711 shares outstanding as of June 30, 2025.	5	5
Treasury stock	(251)	(251)
Additional paid-in capital	368,648	366,508
Accumulated deficit	(318,561)	(308,414)
Total stockholders’ equity	49,841	57,848
Total liabilities and stockholders’ equity	$78,652	$86,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited and in thousands except per share amounts)	2025	2024	2025	2024

Revenues	$19,012	$12,395	$34,102	$24,396
Operating expenses
Cost of revenues	8,864	6,004	15,944	12,752
Advertising and marketing	3,275	2,981	6,209	6,086
General and administrative	6,393	5,959	11,390	11,761
	18,532	14,944	33,543	30,599
Operating income (loss)	480	(2,549)	559	(6,203)
Change in fair value of warrant liability	(79)	—	(86)	(30)
Interest and other income	424	725	850	1,164
Equity method investment loss	(156)	(152)	(307)	(1,908)
Income (loss) before income taxes	669	(1,976)	1,016	(6,977)
Provision for income taxes	(115)	55	(87)	89
Net income (loss)	$784	$(2,031)	$1,103	$(7,066)
Net income (loss) per share
Basic	$0.01	$(0.04)	$0.02	$(0.13)
Diluted	$0.01	$(0.04)	$0.02	$(0.13)
Weighted average number of common shares outstanding
Basic	57,585	53,613	57,357	53,455
Diluted	57,585	53,613	57,357	53,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net Income	—	—	—	—	—	319	319
Dividends declared	—	—	—	—	—	(862)	(862)
Stock-based compensation, net	332	—	—	—	811	—	811
Balance at March 31, 2025	56,930	$5	216	$(251)	$367,319	$(308,957)	$58,116

Net income	—	—	—	—	—	784	784
Dividends declared	—	—	—	—	—	(10,388)	(10,388)
Stock-based compensation, net	781	—	—	—	1,329	—	1,329
Balance at June 30, 2025	57,711	$5	216	$(251)	$368,648	$(318,561)	$49,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	53,287	$5	$—	$—	$362,636	$(289,995)	$72,646
Net loss	—	—	—	—	—	(5,035)	(5,035)
Dividends declared	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation, net	19	—	—	—	683	—	683
Balance at March 31, 2024	53,306	$5	—	$—	$363,319	$(296,363)	$66,961

Net loss	—	—	—	—	—	(2,031)	(2,031)
Dividends declared	—	—	—	—	—	(1,343)	(1,343)
Stock-based compensation, net	439	—	—	—	1,263	—	1,263
Shares repurchases	—	—	22	(26)	—	—	(26)
Balance at June 30, 2024	53,745	$5	22	$(26)	$364,582	$(299,737)	$64,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited and in thousands)	2025	2024

Cash flows from operating activities
Net income (loss)	$1,103	$(7,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Change in fair value of warrant liability	86	30
Additions to content assets	(4,179)	(1,693)
Change in content liabilities	120	(84)
Amortization of content assets	7,113	9,901
Depreciation and amortization expenses	83	210
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(354)	—
Stock-based compensation	3,077	2,014
Equity method investment loss	307	1,908
Other non-cash items	145	239
Changes in operating assets and liabilities
Accounts receivable	(5,251)	154
Other assets	335	954
Accounts payable	(521)	(1,697)
Accrued expenses and other liabilities	4,023	(858)
Deferred revenue	(1,376)	(1,156)
Net cash provided by operating activities	4,711	2,856

Cash flows from investing activities
Purchases of property and equipment	(77)	—
Sales of investments in debt securities	2,000	—
Maturities of investments in debt securities	17,450	—
Purchases of investments in debt securities	(11,070)	—
Net cash provided by investing activities	8,303	—

Cash flows from financing activities
Repurchases of common stock	—	(26)
Dividends paid	(12,665)	(1,333)
Payments related to tax withholding	(1,297)	(68)
Net cash used in financing activities	(13,962)	(1,427)

Net increase in cash, cash equivalents and restricted cash	(948)	1,429
Cash, cash equivalents and restricted cash, beginning of period	7,951	38,215
Cash, cash equivalents and restricted cash, end of period	$7,003	$39,644

Supplemental disclosure:
Cash paid for taxes	$(151)	$50
Cash paid for operating leases	$235	$276
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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
Investments in Debt Securities
The Company classifies its investments in debt securities as held-to-maturity ("HTM") under ASC “Accounting Standards Codification” 320, "Investments—Debt and Equity Securities." HTM investments represent securities for which the Company has the positive intent and ability to hold to maturity, and they are reported at amortized cost.
Investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Investments with longer maturities are classified as short-term or long-term investments based on the remaining maturity at each balance sheet date and the Company’s intent to hold the security. Interest income earned from HTM investments is recognized in the condensed consolidated statement of operations as “Interest and other Income” under non-operating income.
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

The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds, U.S. government securities, corporate and municipal debt securities and certificates of deposit. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds, U.S. government debt securities, and certificates of deposit. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
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
The Company’s carrying value for its equity method investment in Nebula as of June 30, 2025, and December 31, 2024, was as follows:

(in thousands)	Total

Balance at December 31, 2024	$3,848
Equity method investment loss	(307)
Balance at June 30, 2025	$3,541
The carrying value of the Company’s equity method investment in the Spiegel Venture was reduced to zero as of December 31, 2024, and remains unchanged as of June 30, 2025.

SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of June 30, 2025.
Per the Share Purchase Agreement (as amended in early 2023, the “SPA”), in the event the Spiegel Venture achieved certain financial targets during its 2022 fiscal period, the Company was required to make an additional payment related to its 32% equity ownership to both Spiegel TV and Autentic (the “Holdback Payment”). During the three months ended June 30, 2023, the Company determined the Spiegel Venture had achieved such financial targets, resulting in the Company paying a Holdback Payment in the amount of $0.9 million to Spiegel TV and Autentic during July 2023. The Company recorded this transaction as an equity investment in its balance sheet.
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
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits them to require the Company to purchase their interests (the “Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable during the period that is the later of (i) 60 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026.
In the event that neither the Call Option nor the Put Option is exercised, both options will continue to be available to each respective party in perpetuity beginning in the following year, with exercise limited to the applicable date range outlined above.
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
Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of June 30, 2025. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula board of directors. The Company has not received dividends from Nebula as of June 30, 2025.
Beginning August 2021, the Company included access to Nebula’s SVOD service as a part of a combined CuriosityStream / Watch Nebula subscription offer and as part of the Company’s Smart Bundle subscription package. As part of this arrangement, the Company shared revenue with Nebula based on certain metrics and paid monthly. On September 26, 2023, Nebula provided the Company with a notice of non-renewal, resulting in the expiration of the revenue share agreement at the end of 2023. Nebula was required to make its service available to subscribers of these offerings through the end of the term of any such subscription that existed as of December 31, 2024.

NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

(in thousands)	June 30, 2025	December 31, 2024

Cash and cash equivalents	$6,943	$7,826
Restricted cash[1]	60	125
Cash and cash equivalents and restricted cash	$7,003	$7,951
[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) were as follows as of June 30, 2025, and December 31, 2024:

	As of June 30, 2025
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$3,082	$—	$—	$3,082
Certificate of deposit	—	2,000	—	2,000
U.S. government securities	—	1,000	—	1,000
Total Level 1 securities	$3,082	$3,000	$—	$6,082
Level 2 securities:
Corporate and municipal debt securities	—	18,187	2,482	20,669
Total Level 2 securities	—	18,187	2,482	20,669
Total	$3,082	$21,187	$2,482	$26,751

	As of December 31, 2024
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$3,512	$—	$—	$3,512
Certificate of deposit	—	9,000	—	9,000
U.S. government securities	—	1,495	—	1,495
Total Level 1 securities	$3,512	$10,495	$—	$14,007
Level 2 securities:
Corporate and municipal debt securities	649	13,736	7,459	21,844
Total Level 2 securities	649	13,736	7,459	21,844
Total	$4,161	$24,231	$7,459	$35,851

The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of June 30, 2025:

	As of June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
Certificate of deposit	$2,000	$—	$—	$2,000
Corporate and municipal debt securities	20,674	2	(7)	20,669
U.S. government securities	1,000	—	—	1,000
Total	$23,674	$2	$(7)	$23,669
The Company recorded no material realized gains or losses during the three and six months ended June 30, 2025, and 2024.
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of June 30, 2025:

	As of June 30, 2025
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$21,190	$21,187
Due after one year through five years	2,484	2,482
Total	$23,674	$23,669
CONTENT ASSETS
Content assets consisted of the following as of June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024

Licensed content, net:
Released, less amortization and impairment	$9,054	$10,190
Prepaid and unreleased	4,701	3,139
Total Licensed content, net	13,755	13,329

Produced content, net:
Released, less amortization and impairment	14,481	17,717
In production	341	465
Total produced content, net	14,822	18,182
Total content assets	$28,577	$31,511

Of the $9.1 million unamortized cost of licensed content that had been released as of June 30, 2025, the Company expects that $5.1 million, $2.5 million and $0.6 million will be amortized in each of the next three years. Of the $14.5 million unamortized cost of produced content that had been released as of June 30, 2025, the Company expects that $6.4 million, $4.8 million and $2.4 million will be amortized in each of the next three years.
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

Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which are included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three and six months ended June 30, 2025, and 2024, content amortization was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Licensed content	$1,855	$1,983	$3,549	$3,682
Produced content	1,745	2,702	3,564	6,219
Total	$3,600	$4,685	$7,113	$9,901
ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of June 30, 2025, and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024

Accrued payroll and benefits	$1,212	$2,540
Dividends payable	—	1,415
Sales and income tax liabilities	912	946
Operating lease liabilities	412	396
Accrued royalties	437	53
Accrued revenue share	5,896	956
Other	622	697
Total	$9,491	$7,003
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of June 30, 2025, and December 31, 2024, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	June 30, 2025	December 31, 2024

Private Placement Warrants	$174	$88

NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three and six months ended June 30, 2025, and 2024, as well as the relative percentage to total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025		2024		2025		2024

Direct Business:
Direct-to-Consumer	6,053	32%	8,097	65%	12,583	37%	16,236	67%
Partner Direct	2,329	12%	1,743	14%	4,509	13%	3,216	13%
Total Direct Business	8,382	44%	9,840	79%	17,092	50%	19,452	80%

Content Licensing:
Library sales	9,341	49%	1,172	9%	14,753	43%	2,040	8%
Presales	—	—%	145	1%	—	—%	441	2%
Total Content Licensing	9,341	49%	1,317	11%	14,753	43%	2,481	10%

Bundled Distribution	921	5%	1,084	9%	1,493	4%	2,226	9%

Other	368	2%	154	1%	764	2%	237	1%

Total revenues	$19,012		$12,395		$34,102		$24,396

REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2025, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2025	Year Ended December 31,
(in thousands)		2026	2027	2028	Thereafter	Total

Remaining performance obligations	$1,680	$676	$306	$144	$85	$2,891
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $10.0 million and $11.4 million as of June 30, 2025, and December 31, 2024, respectively. The non-current portions of $0.4 million as of June 30, 2025, and December 31, 2024, respectively, are included in other liabilities in the consolidated balance sheets.
For the six months ended June 30, 2025, the Company recognized revenues of $8.1 million related to amounts deferred as of December 31, 2024.
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
For the three and six months ended June 30, 2025, and 2024, trade and barter revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Trade and barter license fees: Content Licensing	$1,857	$864	$3,573	$1,088
For the three and six months ended June 30, 2025, and 2024, trade and barter cost of revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Cost of revenues	$16	$—	$18	$—
For the six months ended June 30, 2025, and 2024, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2024	2023

Content assets acquired	$1,841	$864	$3,555	$1,088
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of June 30, 2025, and December 31, 2024, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
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
As of December 31, 2024, the Company had repurchased 216,000 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchase was $0.3 million, which was recorded as treasury stock in the equity section of the Company’s consolidated balance sheet. There were no additional repurchases during the three and six months ended June 30, 2025.

WARRANTS
As of June 30, 2025, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of SAQN in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants are liability-classified, and the Public Warrants are equity-classified.
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
There were no exercises of warrants during the three and six months ended June 30, 2025.
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
The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024

Exercise price	$11.50	$11.50
Stock price (CURI)	$5.63	$1.53
Expected volatility	74.90%	107.80%
Expected warrant term (years)	0.3	0.8
Risk-free interest rate	4.36%	4.16%
Dividend yield	5.7%	1.6%
Fair Value per Private Placement Warrant	$0.05	$0.02
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

For the three and six months ended June 30, 2025, and 2024, the components of basic and diluted net loss per share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator — basic and diluted EPS:
Net income (loss)	$784	$(2,031)	$1,103	$(7,066)
Denominator — basic and diluted EPS:
Weighted–average shares	57,585	53,613	57,357	53,455
Net income (loss) per share — basic and diluted	$0.01	$(0.04)	$0.02	$(0.13)
Shares of common stock issuable for warrants, options, and RSUs represent the total amount of outstanding warrants, stock options, and RSUs at June 30, 2025, and 2024. For the three and six months ended June 30, 2025, and 2024, the following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share as they were determined to be anti-dilutive. Warrants and stock options were excluded because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods. Granted RSUs were excluded because their inclusion, as calculated under the treasury stock method, did not result in a lower earnings per share amount.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Options	27	29	27	29
Restricted stock units	1,254	5,357	1,254	5,357
Warrants	6,730	6,730	6,730	6,730
Total	8,011	12,116	8,011	12,116
NOTE 8 - STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.
In October 2020, the Company’s Board of Directors adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Legacy CuriosityStream Stock Option Plan. Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units and restricted stock. In June 2025, the Company’s stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 3,000,000 shares.
The following table summarizes stock option and RSU activity, prices, and values for the six months ended June 30, 2025:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2024	974	27	$5.00	2,061	$1.67
Granted	(265)	—	—	265	2.71
RSUs vested	222	—	—	(1,072)	1.11
Forfeited or expired	—	—	—	—	—
Balance at June 30, 2025	931	27	$5.00	1,254	$2.63

There were no options exercised during the three and six months ended June 30, 2025, and 2024.
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
For the three and six months ended June 30, 2025, and 2024, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock-based compensation — Options	$—	$1	$—	$6
Stock-based compensation — RSUs	2,213	1,324	3,077	2,008
Total stock-based compensation	$2,213	$1,325	$3,077	$2,014
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

The following table presents financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025, and 2024;

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Revenues	$19,012	$12,395	$34,102	$24,396
Less:
Content amortization	3,600	4,686	7,113	9,901
Other cost of revenues	5,264	1,318	8,831	2,851
Advertising and marketing	3,275	2,981	6,209	6,086
Payroll and related	2,457	2,504	5,089	5,156
Other general and administrative	3,936	3,455	6,301	6,605
Total operating expenses	18,532	14,944	33,543	30,599
Operating income (loss)	480	(2,549)	559	(6,203)
Other segment items[1]	$189	$573	$457	$(774)
Income (loss) before income taxes	$669	$(1,976)	$1,016	$(6,977)
Provision for income taxes	$(115)	$55	$(87)	$89
Net income (loss)	$784	$(2,031)	$1,103	$(7,066)
[1] Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss. See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the United States. For the three and six months ended June 30, 2025, and 2024, revenue by geographic location based on customer location was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025		2024		2025		2024

United States	$14,683	77%	$7,616	61%	$25,419	75%	$15,041	62%
International	4,329	23%	4,779	39%	8,683	25%	9,355	38%
Total revenue	$19,012	100%	$12,395	100%	$34,102	100%	$24,396	100%
Revenue from no foreign country comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
As of June 30, 2025, and December 31, 2024, the impacts of the arrangements with the Spiegel Venture and Nebula on the Company’s consolidated balance sheets were as follows:

(in thousands)	June 30, 2025	December 31, 2024

Accounts receivable	$162	$248
Accounts payable	$7	$—
Accrued expenses and other liabilities	$4	$8

For the three and six months ended June 30, 2025, and 2024, the impacts of arrangements with the Spiegel Venture and Nebula on the Company’s consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Revenues	$8	$—	$8	$111
Cost of revenues	$9	$15	$18	$30
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
As of June 30, 2025, the Company held operating lease ROU assets of $2.9 million. Current lease liabilities were $0.4 million, and are included within accrued expenses and other liabilities on the consolidated balance sheets. Non-current lease liabilities were $3.7 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of June 30, 2025. The weighted average remaining lease term as of June 30, 2025, was 7.67 years.
Components of Lease Cost
For the three and six months ended June 30, 2025, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating lease cost	$119	$119	$238	$238
Variable lease cost	7	12	21	23
Total lease cost	$126	$131	$259	$261

Maturity of Lease Liabilities
As of June 30, 2025, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Six remaining months of 2025	$288
2026	585
2027	600
2028	615
2029	630
Thereafter	2,101
Total lease payments	$4,819
Less: imputed interest	(729)
Present value of total lease liabilities	$4,090
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, operating lease income from the Company’s sublease was less than $0.1 million. As of June 30, 2025, total remaining future minimum lease payments receivable on the Company’s sublease were $0.2 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of June 30, 2025, the Company’s content obligations amounted to $0.7 million, including $0.4 million recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.3 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid by December 31, 2025.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of June 30, 2025, the Company’s future advertising commitments totaled $1.7 million, all of which the Company expects to pay during the year ending December 31, 2025.
NOTE 13 - INCOME TAXES
For the three and six months ended June 30, 2025, and 2024 income tax benefit (expense) amounted to $0.1 million and ($0.1) million, respectively. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

NOTE 14 - SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the internal tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the legislation’s impact on its consolidated financial statements.
On August 5, 2025, the Board declared a regular quarterly cash dividend of $0.08 per share of common stock, equivalent to $0.32 per share of common stock on an annual basis. The cash dividend will be paid on September 19, 2025, to all holders of record of common stock at the close of business on September 5, 2025. This cash dividend of approximately $4.6 million is expected to be paid from available cash on hand.

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
We seek to meet the demand for high-quality factual entertainment via subscription video on-demand (“SVOD”)
platforms, content licensing, bundled content licenses for SVOD and linear offerings, talks and courses and partner bulk sales.

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
RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, and 2024, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(unaudited and in thousands)	2025	2024	Total	%	2025	2024	Total	%

Revenues
Direct Business	$8,382	$9,840	$(1,458)	(15%)	$17,092	$19,452	$(2,360)	(12%)
Content Licensing	9,341	1,317	8,024	609%	14,753	2,481	12,272	495%
Bundled Distribution	921	1,084	(163)	(15%)	1,493	2,226	(733)	(33%)
Other	368	154	214	139%	764	237	527	222%
Total revenue	19,012	12,395	6,617	53%	34,102	24,396	9,706	40%
Operating expenses
Cost of revenues	8,864	6,004	2,860	48%	15,944	12,752	3,192	25%
Advertising and marketing	3,275	2,981	294	10%	6,209	6,086	123	2%
General and administrative	6,393	5,959	434	7%	11,390	11,761	(371)	(3%)
Total operating expenses	18,532	14,944	3,588	24%	33,543	30,599	2,944	10%
Operating income (loss)	480	(2,549)	3,029	(119%)	559	(6,203)	6,762	(109%)
Other income (expense)
Change in fair value of warrant liability	(79)	—	(79)	n/m	(86)	(30)	(56)	n/m
Interest and other income	424	725	(301)	n/m	850	1,164	(314)	(27%)
Equity method investment loss	(156)	(152)	(4)	3%	(307)	(1,908)	1,601	(84%)
Income (loss) before income taxes	$669	$(1,976)	$2,645	(134%)	$1,016	$(6,977)	7,993	(115%)
Provision for income taxes	(115)	55	(170)	n/m	(87)	89	(176)	n/m
Net income (loss)	$784	$(2,031)	$2,815	(139%)	$1,103	$(7,066)	8,169	(116%)
* n/m = percentage not meaningful
For the three months ended June 30, 2025, and 2024, the Company reported operating income of $0.5 million and an operating loss of $2.5 million, respectively. The improvement of $3.0 million, or 119%, was primarily due to a $6.6 million, or 53%, increase in total revenues, driven by higher content licensing, partially offset by a a $3.6 million or 24% increase in total operating expenses.
For the six months ended June 30, 2025, the Company recorded a net income of $1.1 million, compared to a net loss of $7.1 million for the same period in 2024, representing an improvement of $8.2 million, or 116%.

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
For the three months ended June 30, 2025, and 2024, revenues totaled $19.0 million and $12.4 million, respectively, an increase of $6.6 million, or 53%. This increase was primarily driven by increases in Content Licensing and Other of $8.0 million and $0.2 million, respectively, while our Direct Business and Bundled distribution revenue decreased by $1.5 million and $0.2 million, respectively.
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
The following table details our Direct Business for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Direct-to-Consumer	$6,053	$8,097	$(2,044)	(25%)	$12,583	$16,236	$(3,653)	(22%)
Partner Direct	2,329	$1,743	586	34%	4,509	3,216	1,293	40%
Total Direct Business	$8,382	$9,840	$(1,458)	(15%)	$17,092	$19,452	$(2,360)	(12%)

For the three months ended June 30, 2025, our DTC revenue decreased by $2.0 million, or 25%, compared to 2024, due to a decrease in DTC subscriber count. Partner Direct revenue increased by $0.6 million, or 34%, compared to 2024, driven by continued subscriber growth.
Content Licensing
Through our Content Licensing business, we license to certain media companies a collection of existing titles from our content library. These transactions are reported as library sales. In addition, we license and sublicense hundreds of thousands of content and data assets to companies developing large-language learning models for artificial intelligence (AI) products. We also pre-sell selected rights to content we create before we begin production, such as in territories or on platforms that are lower priority for us. This model reduces risk in our content development decisions while generating content licensing revenue.

The following table details our Content Licensing results for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Library sales	$9,341	$1,172	$8,169	697%	$14,753	$2,040	$12,713	623%
Presales	—	145	(145)	(100%)	—	441	(441)	(100%)
Total Content Licensing	$9,341	$1,317	$8,024	609%	14,753	2,481	12,272	495%
For the three months ended June 30, 2025, compared to 2024, Library sales increased by 697%, while presales declined by 100%.
The increase in Library sales was primarily driven by new licensing agreements related to AI model training, involving both our existing library content and content from our partners under revenue-sharing arrangements. Content licensing revenue, including barter activity, may fluctuate from period to period based on our content needs and those of our partners. Within our content licensing business, we remain focused on transactions that yield a positive gross margin, particularly those involving our library assets. Revenue from barter transactions is included within library sales and represented $1.9 million for the three months ended June 30, 2025. We may also continue to pursue presale arrangements with select partners for strategic purposes.
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
For the three months ended June 30, 2025, and 2024, our Bundled Distribution revenue was $0.9 million and $1.1 million, respectively, reflecting a 15% decline. The decrease was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution remains a challenging business given the ongoing disruption in the linear pay television business worldwide.
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
For the three months ended June 30, 2025, Other revenue was $0.4 million, an increase of $0.2 million, or 139%, from the same period in 2024. This increase was due to new FAST and AVOD revenue share arrangements that we entered into during the prior year as well as revenue from licensing proprietary code.

In the future, we inten to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would result in verifiable metrics for the clients.
Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.
For the three months ended June 30, 2025, and 2024, our operating expenses were $18.5 million and $14.9 million, respectively, an increase of $3.6 million, or 24%.
Cost of Revenues
Cost of revenues encompasses distribution fees, content amortization, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.
Distribution fees include revenue share arrangements with our content, Smart Bundle and digital distributor partners, payment processing fees and fees owed to the Spiegel Venture related to JV's streaming service. We pay a fixed percentage fee to our AI training content partners. We also pay fixed percentage fees to certain distribution partners for allowing their subscriber base to access our subscription platform. The MVPD, vMVPD and digital distributor partners making up our Partner Direct business pay us a license fee, and host and stream our content to their customers via their own platforms, such as set top boxes in the case of most MVPDs. We do not incur billing, streaming or back-end costs associated with content distribution through our MVPD, vMVPD and digital distributor partners.
The following table details cost of revenues for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Distribution	4,319	631	$3,688	584%	7,155	1,362	5,793	425%
Content amortization	$3,600	$4,685	$(1,085)	(23%)	$7,113	$9,901	$(2,788)	(28%)
Other[1]	945	688	257	37%	1,676	1,489	187	13%
Total cost of revenues	$8,864	$6,004	$2,860	48%	15,944	12,752	3,192	25%
[1] Includes commissions, production and broadcast and other expenses.
For the three and six months ended June 30, 2025, cost of revenues increased by 48% and 25%, respectively. These increases were primarily driven by increases in distribution costs, the result of higher revenue we have generated from licensing content that we have acquired the rights to through revenue share arrangements compared to the same period in 2024. These increases were partly offset by 23% and 28% declines in content amortization for the three and six months ended June 30, 2025, primarily due to fewer new productions and a reduction in content acquisitions.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the three and six months ended June 30, 2025, advertising and marketing expenses decreased by $0.3 million and $0.1 million, respectively, compared to the same periods in 2024. These decreases reflect our ongoing efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at driving growth.

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
The following table details general and administrative costs for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Payroll and related	$2,457	$2,504	$(47)	(2%)	$5,089	$5,156	(67)	(1%)
Professional services	855	789	66	8%	1,444	$1,840	(396)	(22%)
Stock-based compensation	2,214	1,325	889	67%	3,077	2,014	1,063	53%
Technology and subscriptions	291	307	(16)	(5%)	608	682	(74)	(11%)
Other[1]	576	1,034	(458)	(44%)	1,172	2,069	(897)	(43%)
Total general and administrative	$6,393	$5,959	$434	7%	11,390	11,761	(371)	(3%)

[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.
For the three months ended June 30, 2025, general and administrative expenses increased to $6.4 million from $6.0 million for the same period in 2024. This increase of $0.4 million, or 7%, was driven by higher stock-based compensation expense, although this was partially offset by lower costs in the Other category, reflecting the company's broader initiatives to manage costs and drive operational efficiencies.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our common stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Equity Method Investment Loss
For the three months ended June 30, 2025, the Company recorded a loss of $0.2 million, essentially flat compared to a loss of $0.2 million for the same period in 2024. The Company no longer recognizes its share of losses from the Spiegel Venture, as the investment balance was fully reduced in 2024 due to cumulative losses. The Company continues to record its share of income and losses from Nebula.
Income Taxes
For the three and six months ended June 30, 2025, and 2024 income tax expense was immaterial. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2025, the Company’s cash, cash equivalents and restricted cash totaled $7.0 million, with an additional $23.7 million held in investments in debt securities that can be readily converted to cash to support ongoing cash flow needs.
For the six months ended June 30, 2025, the Company generated a net income of $1.1 million, primarily due to additional revenue, while generating $4.7 million of net cash from operating activities. Additionally, the Company generated $8.3 million in net cash for investing activities, mainly related to maturities of investments in debt securities. Net cash used in financing activities was $14.0 million, mainly due to dividends paid.
As of June 30, 2025, Our cash and cash equivalents mainly consist of investments and short-term deposits held at major global financial institutions. We regularly monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.
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
The following table provides details of the dividends declared and paid as of June 30, 2025.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

January 30, 2025	March 14, 2025	March 28, 2025	$0.04	$2.3 million
May 5, 2025	June 6, 2025	June 20, 2025	$0.08	$4.6 million
May 8, 2025[1]	June 13, 2025	June 27, 2025	$0.10	$5.8 million
[1] Special dividend.
Our Board of Directors has declared the next cash dividend of $0.08 per share to be paid on September 19, 2025, for an expected aggregate amount of $4.6 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. Since the program’s inception through June 30, 2025, we had repurchased $251 thousand of common stock under this program.
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

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
(unaudited and in thousands)	2025	2024

Net cash provided by operating activities	$4,711	$2,856
Net cash provided by investing activities	8,303	—
Net cash used in financing activities	(13,962)	(1,427)
Net decrease in cash, cash equivalents and restricted cash	$(948)	$1,429
Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

	Six Months Ended June 30,
(in thousands)	2025	2024

Net income (loss)	$1,103	$(7,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	86	30
Additions to content assets	(4,179)	(1,693)
Change in content liabilities	120	(84)
Amortization of content assets	7,113	9,901
Stock-based compensation	3,077	2,014
Equity method investment loss	307	1,908
Other depreciation, amortization and non-cash items	(126)	449
Changes in operating assets and liabilities	(2,790)	(2,603)
Net cash provided by operating activities	$4,711	$2,856
For the six months ended June 30, 2025, our net cash from operating activities was $4.7 million compared to net cash from operating activities of $2.9 million for the same period in 2024.
For the six months ended June 30, 2025, net income was $1.1 million. Operating cash flows reflected non-cash adjustments, including $7.1 million of amortization of content assets, $3.1 million of stock-based compensation and $0.3 million of equity method investment loss. Cash used during the quarter primarily consisted of a $2.8 million outflow from changes in operating assets and liabilities and $4.2 million of additions to content assets.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the six months ended June 30, 2025, we recorded a net cash inflow in investing activities of $8.3 million, mainly due to maturities of investments in debt securities.
Financing Activities
For the six months ended June 30, 2025, and 2024, net cash used in financing activities was $14.0 million and $1.4 million, respectively, reflecting an increase of $12.5 million primarily due to dividends paid and certain tax withholding payments.

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
OFF BALANCE SHEET ARRANGEMENTS
As of June 30, 2025, we had no off-balance sheet arrangements.
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

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report filed with the Securities and Exchange Commission on March 25, 2025. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein. During the quarter ended June 30, 2025, there were no significant changes made to the Company’s critical accounting policies from those disclosed in our Annual Report.
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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other than the risk factor set forth below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.
We license certain content for purposes including training generative artificial intelligence (“AI”) models. We are in the early stages of these content licensing efforts, and the market for training content for AI models is new and evolving rapidly. There is no assurance that we will be able to sustain revenues from these efforts.
We have begun licensing video and audio content to meet the demand for premium video and audio assets required for training next-gen AI models. We are only in the early stages of these content licensing efforts and we may not be able to grow these efforts into a sustainable business.
Licensing content for AI training purposes is a new and developing business model without an established track record, which makes it difficult to evaluate the future prospects and the risks and challenges we may encounter in seeking to execute and expand on this opportunity. AI developers may locate or develop alternative sources of training content that are available on more favorable commercial terms. The intellectual property ownership, license rights, and other legal rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. or foreign courts or been fully addressed by legislation, and AI developers may take advantage of this uncertainty to train models on public, unlicensed data.
Additionally, demand for AI models may not develop or may be limited by regulation or other factors, which could reduce the value of our content that is licensed for AI training purposes and we may be unable to secure new training licenses and our existing training licenses may not be renewed or may be renewed on less favorable terms.
ITEM 5. OTHER INFORMATION
On May 21, 2025, Rebecca Reed, the Company’s General Counsel, entered into a 10b5-1 sales plan which provides for the sale of an aggregate of 30,721 shares of the Company’s common stock between August 20, 2025, and July 31, 2026.
On May 21, 2025, Theresa Cudahy, the Company’s Chief Operating Officer, entered into a 10b5-1 sales plan which provided for the sale of an aggregate of 323,945 shares of the Company’s common stock between August 20, 2025, and May 15, 2026. On June 16, 2025, Ms. Cudahy terminated this plan.
On May 30, 2025, Brady Hayden, the Company’s Chief Financial Officer, entered into a 10b5-1 sales plan which provides for the sale of an aggregate of 90,052 shares of the Company’s common stock between August 29, 2025, and December 31, 2025.
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

CURIOSITYSTREAM INC.

Date: August 6, 2025	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)