Form 10-Q
period 2025-09-30
CuriosityStream Inc.
filed 2025-11-13
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, 58,298,507 shares of common stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	September 30, 2025	December 31, 2024
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$14,108	$7,826
Restricted cash	60	125
Short-term investments in debt and other securities	13,672	24,236
Accounts receivable, net	9,201	6,103
Other current assets	999	1,228
Total current assets	38,040	39,518
Investments in debt securities	1,488	7,463
Investments in equity method investees	3,617	3,848
Property and equipment, net	415	520
Content assets, net	28,091	31,511
Operating lease right-of-use assets	2,839	3,065
Other assets	215	257
Total assets	$74,705	$86,182
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$86	$282
Accounts payable	2,866	5,608
Accrued expenses and other liabilities	12,265	7,003
Deferred revenue	8,277	10,970
Total current liabilities	23,494	23,863
Warrant liability	—	88
Non-current operating lease liabilities	3,570	3,887
Other liabilities	447	496
Total liabilities	27,511	28,334
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of September 30, 2025, and December 31, 2024; 58,297 shares issued as of September 30, 2025 and 56,814 issued as of December 31, 2024, including 216 treasury shares; 56,598 shares outstanding as of December 31, 2024; 58,081 shares outstanding as of September 30, 2025.	5	5
Treasury stock	(251)	(251)
Additional paid-in capital	374,499	366,508
Accumulated deficit	(327,059)	(308,414)
Total stockholders’ equity	47,194	57,848
Total liabilities and stockholders’ equity	$74,705	$86,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited and in thousands except per share amounts)	2025	2024	2025	2024

Revenues	$18,359	$12,604	$52,461	$37,000
Operating expenses
Cost of revenues	7,588	5,840	23,532	18,592
Advertising and marketing	3,442	3,590	9,651	9,676
General and administrative	11,820	6,426	23,210	18,187
	22,850	15,856	56,393	46,455
Operating loss	(4,491)	(3,252)	(3,932)	(9,455)
Change in fair value of warrant liability	174	(36)	88	(66)
Interest and other income	290	538	1,140	1,702
Equity method investment income (loss)	76	(267)	(231)	(2,175)
Loss before income taxes	(3,951)	(3,017)	(2,935)	(9,994)
(Benefit from) provision for income taxes	(207)	45	(294)	134
Net loss	$(3,744)	$(3,062)	$(2,641)	$(10,128)
Net loss per share
Basic	$(0.06)	$(0.06)	$(0.05)	$(0.19)
Diluted	$(0.06)	$(0.06)	$(0.05)	$(0.19)
Weighted average number of common shares outstanding
Basic	57,930	54,850	57,406	53,920
Diluted	57,930	54,850	57,406	53,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net Income	—	—	—	—	—	319	319
Dividends declared	—	—	—	—	—	(862)	(862)
Stock-based compensation, net	332	—	—	—	811	—	811
Balance at March 31, 2025	56,930	$5	216	$(251)	$367,319	$(308,957)	$58,116

Net income	—	—	—	—	—	784	784
Dividends declared	—	—	—	—	—	(10,388)	(10,388)
Stock-based compensation, net	781	—	—	—	1,329	—	1,329
Balance at June 30, 2025	57,711	$5	216	$(251)	$368,648	$(318,561)	$49,841
Net loss	—	—	—	—	$—	(3,744)	(3,744)
Dividends declared	—	—	—	—	—	(4,754)	(4,754)
Stock-based compensation, net	370	—	—	—	5,851	—	5,851
Buyback of shares	—	—	—	—	—	—	—
Balance at September 30, 2025	58,081	$5	216	$(251)	$374,499	$(327,059)	$47,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	53,287	$5	—	$—	$362,636	$(289,995)	$72,646
Net loss	—	—	—	—	—	(5,035)	(5,035)
Dividends declared	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation, net	19	—	—	—	683	—	683
Balance at March 31, 2024	53,306	$5	—	$—	$363,319	$(296,363)	$66,961

Net loss	—	—	—	—	—	(2,031)	(2,031)
Dividends declared	—	—	—	—	—	(1,343)	(1,343)
Stock-based compensation, net	439	—	—	—	1,263	—	1,263
Shares repurchases	—	—	22	(26)	—	—	(26)
Balance at June 30, 2024	53,745	$5	22	$(26)	$364,582	$(299,737)	$64,824
Net loss	—	—	—	$—	$—	(3,062)	(3,062)
Dividends declared	—	—	—	—	—	(1,387)	(1,387)
Stock-based compensation, net	1,730	—	—	—	2,032	—	2,032
Buyback of shares	—	—	173	(192)	—	—	(192)
Balance at September 30, 2024	55,475	$5	195	$(218)	$366,614	$(304,186)	$62,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited and in thousands)	2025	2024

Cash flows from operating activities
Net loss	$(2,641)	$(10,128)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in fair value of warrant liability	(88)	66
Additions to content assets	(7,276)	(3,412)
Change in content liabilities	(196)	92
Amortization of content assets	10,696	14,470
Depreciation and amortization expenses	122	285
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(454)	(166)
Stock-based compensation	10,054	4,734
Equity method investment loss	231	2,175
Other non-cash items	453	359
Changes in operating assets and liabilities
Accounts receivable	(3,098)	260
Other assets	256	1,096
Accounts payable	(2,788)	(728)
Accrued expenses and other liabilities	6,500	(658)
Deferred revenue	(2,683)	(3,329)
Net cash provided by operating activities	9,088	5,116

Cash flows from investing activities
Purchases of property and equipment	(77)	—
Sales of investments in debt securities	3,500	—
Maturities of investments in debt securities	25,300	—
Purchases of investments in debt securities	(11,807)	(29,968)
Net cash provided by investing activities	16,916	(29,968)

Cash flows from financing activities
Repurchases of common stock	—	(218)
Dividends paid	(17,311)	(2,676)
Payments related to tax withholding	(2,476)	(756)
Net cash used in financing activities	(19,787)	(3,650)

Net increase in cash, cash equivalents and restricted cash	6,217	(28,502)
Cash, cash equivalents and restricted cash, beginning of period	7,951	38,215
Cash, cash equivalents and restricted cash, end of period	$14,168	$9,713

Supplemental disclosure:
Cash paid for taxes, net	$(197)	$71
Cash paid for operating leases	$473	$416
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not anticipate that the adoption of ASU 2023-09 will have a material impact on our Consolidated Financial Statement disclosures.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently assessing the impact of ASU 2025-05 on our consolidated financial statements and related disclosures.

NOTE 3 - EQUITY INVESTMENTS
The Company holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting.
The Company’s carrying value for its equity method investment in Nebula as of September 30, 2025, and December 31, 2024, was as follows:

(in thousands)	Total

Balance at December 31, 2024	$3,848
Equity method investment loss	(231)
Balance at September 30, 2025	$3,617
The carrying value of the Company’s equity method investment in the Spiegel Venture was reduced to zero as of December 31, 2024, and remains unchanged as of September 30, 2025.
SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, together with an SVOD service as well as a free advertising-supported streaming television (FAST) channel, which provide factual content to audiences in Germany and certain German-speaking regions of other countries. The Company has not received any dividends from the Spiegel Venture as of September 30, 2025.
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
Together with the Call Option, each of Spiegel TV and Autentic has a put option that permits them to require the Company to purchase their interests (the “Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option is only exercisable during the period that is the later of (i) 60 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026. As of September 30, 2025, the Company estimated the aggregate purchase price payable to be in the range of $1.0 million and $2.0 million based on the formula set forth in the SPA and management’s current expectations. The ultimate amount, if any, will depend on the Spiegel Venture’s audited fiscal 2025 results and other period-end adjustments and could differ materially from this estimate.
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

Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of September 30, 2025. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula board of directors. The Company has not received dividends from Nebula as of September 30, 2025.
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
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows is as follows:

(in thousands)	September 30, 2025	December 31, 2024

Cash and cash equivalents	$14,108	$7,826
Restricted cash[1]	60	125
Cash and cash equivalents and restricted cash	$14,168	$7,951
[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) were as follows as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$11,838	$—	$—	$11,838
U.S. government securities	—	248	—	248
Total Level 1 securities	$11,838	$248	$—	$12,086
Level 2 securities:
Corporate and municipal debt securities	1,495	13,421	1,488	16,404
Total Level 2 securities	1,495	13,421	1,488	16,404
Total	$13,333	$13,669	$1,488	$28,490

	As of December 31, 2024
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$3,512	$—	$—	$3,512
Certificate of deposit	—	9,000	—	9,000
U.S. government securities	—	1,495	—	1,495
Total Level 1 securities	$3,512	$10,495	$—	$14,007
Level 2 securities:
Corporate and municipal debt securities	649	13,736	7,459	21,844
Total Level 2 securities	649	13,736	7,459	21,844
Total	$4,161	$24,231	$7,459	$35,851
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of September 30, 2025:

	As of September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
Corporate and municipal debt securities	16,407	—	(3)	16,404
U.S. government securities	248	—	—	248
Total	$16,655	$—	$(3)	$16,652
The Company recorded no material realized gains or losses during the three and nine months ended September 30, 2025, and 2024.
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of September 30, 2025:

	As of September 30, 2025
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$15,167	$15,164
Due after one year through five years	1,488	1,488
Total	$16,655	$16,652

CONTENT ASSETS
Content assets consisted of the following as of September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024

Licensed content, net:
Released, less amortization and impairment	$8,495	$10,190
Prepaid and unreleased	6,368	3,139
Total Licensed content, net	14,863	13,329

Produced content, net:
Released, less amortization and impairment	12,910	17,717
In production	318	465
Total produced content, net	13,228	18,182
Total content assets	$28,091	$31,511

Of the $8.5 million unamortized cost of licensed content that had been released as of September 30, 2025, the Company expects that $4.9 million, $2.1 million and $0.6 million will be amortized in each of the next three years. Of the $12.9 million unamortized cost of produced content that had been released as of September 30, 2025, the Company expects that $6.2 million, $4.2 million and $1.9 million will be amortized in each of the next three years.
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
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which are included within cost of revenues in the Company’s unaudited consolidated statements of operations. For the three and nine months ended September 30, 2025, and 2024, content amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Licensed content	$1,891	$2,165	$5,440	$5,846
Produced content	1,692	2,404	5,256	8,624
Total	$3,583	$4,569	$10,696	$14,470

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of September 30, 2025, and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024

Accrued payroll and benefits	$1,970	$2,540
Dividends payable	108	1,415
Sales and income tax liabilities	628	946
Operating lease liabilities	420	396
Accrued royalties	461	53
Accrued revenue share	7,038	956
Other	1,640	697
Total	$12,265	$7,003
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants are classified as a non-current liability and reported at fair value at each reporting period. As of September 30, 2025, and December 31, 2024, the fair value of the Private Placement Warrants, as determined using Level 3 inputs, was as follows:

(in thousands)	September 30, 2025	December 31, 2024

Private Placement Warrants	$—	$88
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three and nine months ended September 30, 2025, and 2024, as well as the relative percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025		2024		2025		2024

Direct Business:
Direct-to-Consumer	5,708	31%	7,802	62%	18,291	35%	24,039	65%
Partner Direct	2,627	15%	1,983	16%	7,136	14%	5,199	14%
Total Direct Business	8,335	46%	9,785	78%	25,427	48%	29,238	79%

Content Licensing:
Library sales	8,694	47%	1,657	13%	23,447	45%	3,696	10%
Presales	—	—%	—	—%	—	—%	441	1%
Total Content Licensing	8,694	47%	1,657	13%	23,447	45%	4,137	11%

Bundled Distribution	978	5%	973	8%	2,471	5%	3,198	9%

Other	352	2%	189	1%	1,116	2%	427	1%

Total revenues	$18,359		$12,604		$52,461		$37,000

REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2025, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2025	Year Ended December 31,
(in thousands)		2026	2027	2028	Thereafter	Total

Remaining performance obligations	$1,365	$890	$500	$281	$91	$3,127
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (a) contracts with an original expected term of one year or less or (b) licenses of content that are solely based on sales or usage-based royalties.
DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consist of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Total deferred revenues were $8.7 million and $11.4 million as of September 30, 2025, and December 31, 2024, respectively. The non-current portions of $0.4 million as of September 30, 2025, and December 31, 2024, respectively, are included in other liabilities in the consolidated balance sheets.
For the nine months ended September 30, 2025, the Company recognized revenues of $10.1 million related to amounts deferred as of December 31, 2024.
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

For the three and nine months ended September 30, 2025, and 2024, trade and barter revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Trade and barter license fees: Content Licensing	$2,822	$1,416	$6,395	$2,504
For the three and nine months ended September 30, 2025, and 2024, trade and barter cost of revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Cost of revenues	$—	$—	$18	$—
For the nine months ended September 30, 2025, and 2024, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Content assets acquired	$2,822	$1,416	$6,377	$2,504
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of September 30, 2025, and December 31, 2024, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
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
As of December 31, 2024, the Company had repurchased 216,000 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchase was $0.3 million, which was recorded as treasury stock in the equity section of the Company’s consolidated balance sheets. There were no additional repurchases during the three and nine months ended September 30, 2025.
WARRANTS
As of September 30, 2025, the Company had 3,054,203 publicly traded warrants outstanding that were sold as part of the units of SAQN in its initial public offering on November 22, 2019, and that were issued to the PIPE Investors in connection with the Business Combination on October 14, 2020 (the “Public Warrants” and, together with the Private Placement Warrants, the "Warrants") and 3,676,000 Private Placement Warrants outstanding. The Private Placement Warrants were liability-classified, and the Public Warrants were equity-classified.
Each whole warrant entitled the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. All Warrants expired on October 14, 2025.

The Company had the right to redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s common stock matched or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.
The Private Placement Warrants were identical to the Public Warrants except that, so long as they were held by Software Acquisition Holdings LLC or its permitted transferees: (i) they would not be redeemable by the Company; (ii) they might be exercised by the holders on a cashless basis; and (iii) they were subject to registration rights.
There were no exercises of warrants during the three and nine months ended September 30, 2025.
The warrant liability related to the Private Placement Warrants was recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying unaudited consolidated statements of operations as “Change in fair value of warrant liability” until the warrants expired.
The fair value of the warrant liability for the Private Placement Warrants was estimated using a Black-Scholes pricing model using Level 3 inputs. The significant assumptions used in preparing the Black-Scholes option pricing model to determine fair value as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024

Exercise price	$11.50	$11.50
Stock price (CURI)	$5.30	$1.53
Expected volatility	75.00%	107.80%
Expected warrant term (years)	0.04	0.80
Risk-free interest rate	4.20%	4.16%
Dividend yield	7.80%	1.60%
Fair Value per Private Placement Warrant	$—	$0.02
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
For the three and nine months ended September 30, 2025, and 2024, the components of basic and diluted net loss per share were as follows:

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator — basic and diluted EPS:
Net loss	$(3,744)	$(3,062)	$(2,641)	$(10,128)
Denominator — basic and diluted EPS:
Weighted–average shares	57,930	54,850	57,406	53,920
Net loss per share — basic and diluted	$(0.06)	$(0.06)	$(0.05)	$(0.19)

Shares of common stock issuable for warrants, options, and RSUs represent the total amount of outstanding warrants, stock options, and RSUs at September 30, 2025, and 2024. For the three and nine months ended September 30, 2025, and 2024, the following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share as they were determined to be anti-dilutive. Warrants and stock options were excluded because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods. Granted RSUs were excluded because their inclusion, as calculated under the treasury stock method, did not result in a lower earnings per share amount.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Options	27	27	27	27
Restricted stock units	4,410	2,864	4,410	2,864
Warrants	6,730	6,730	6,730	6,730
Total	11,167	9,621	11,167	9,621
NOTE 8 - STOCK-BASED COMPENSATION
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value is recognized in earnings over the period during which an employee is required to provide the service. The Company accounts for forfeitures as they occur.
In October 2020, the Company’s Board of Directors adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Legacy CuriosityStream Stock Option Plan. Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units (“RSU”) and restricted stock. In June 2025, the Company’s stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 3,000,000 shares.
In July 2025, the Company granted RSU awards to employees, including senior leadership. The awards include tranches that vest upon either (i) achievement of specified market conditions or (ii) performance conditions or (iii) continued service through dates generally ranging from one to four years. For tranches with market condition-based vesting terms, grant-date fair value was estimated using a Monte Carlo simulation; compensation expense is recognized over the derived service period and is therefore front-loaded, with the majority expected to be recognized in the first three quarters following grant. For tranches with vesting terms based on performance conditions, grant-date fair value equals the Company’s common stock closing price on the grant date; compensation expense is recognized when achievement of the performance condition is considered probable, on a straight-line basis over the remaining requisite service period. The weighted average grant date fair value for the RSUs granted in July 2025 was $4.13 per share. During the quarter ended September 30, 2025, the Company recognized $6.7 million of share-based compensation expense related to these awards and, as of September 30, 2025, had unrecognized compensation cost of $9.0 million expected to be recognized over a weighted-average period of approximately five to six months.
Certain RSU awards include dividend equivalent rights (“DERs”) on dividends declared during the vesting period. DERs are forfeitable until the underlying RSUs vest and are payable in cash upon vesting. When dividends are declared and paid, the Company records the related DERs as a dividend payable with a corresponding charge to accumulated deficit. DERs do not result in additional share-based compensation expense.

The following table summarizes stock option and RSU activity, prices, and values for the nine months ended September 30, 2025:

	Number of Shares Available for Issuance Under the Plan	Stock Options		Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2024	974	27	$5.00	2,061	$1.67
Additional shares approved for issuance	3,000	—	—	—	—
Granted	(4,053)	—	—	4,053	4.04
RSUs vested	461	—	—	(1,681)	2.79
Forfeited or expired	23	—	—	(23)	1.87
Balance at September 30, 2025	406	27	$5.00	4,410	$3.90
There were no options exercised during the three and nine months ended September 30, 2025, and 2024.
Stock options and RSU awards generally vest on a monthly, quarterly, or annual basis over a period of one to four years from the grant date. The Company has issued RSU awards that vest upon the earlier of the achievement of specified market conditions or time-based service periods. Additionally, the Company has issued RSU awards that only vest upon achievement of specified market conditions or performance conditions.
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
The fair value of RSU awards with vesting dependent upon achievement of a market condition is estimated using a Monte Carlo simulation. Key inputs included expected volatility of 85.5%, risk-free interest rates of 3.9% and 4.0%, expected dividend yields of 6.5% and 7.1%, and assumed equity betas of 1.66 and 1.67 for the company’s common stock relative to the peer group index.
For the three and nine months ended September 30, 2025, and 2024, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Stock-based compensation — Options	$—	$—	$—	$6
Stock-based compensation — RSUs	6,977	2,720	10,054	4,728
Total stock-based compensation	$6,977	$2,720	$10,054	$4,734

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
The following table presents financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025, and 2024;

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Revenues	$18,359	$12,604	$52,461	$37,000
Less:
Content amortization	3,583	4,569	10,696	14,470
Other cost of revenues	4,005	1,271	12,836	4,122
Advertising and marketing	3,442	3,590	9,651	9,676
Payroll and related	2,747	2,077	7,836	7,233
Other general and administrative	9,073	4,349	15,374	10,954
Total operating expenses	22,850	15,856	56,393	46,455
Operating loss	(4,491)	(3,252)	(3,932)	(9,455)
Other segment items[1]	$540	$235	$997	$(539)
Loss before income taxes	$(3,951)	$(3,017)	$(2,935)	$(9,994)
(Benefit from) provision for income taxes	$(207)	$45	$(294)	$134
Net loss	$(3,744)	$(3,062)	$(2,641)	$(10,128)
[1] Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment income (loss). See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the United States. For the three and nine months ended September 30, 2025, and 2024, revenue by geographic location based on customer location was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025		2024		2025		2024

United States	$15,428	84%	$7,531	60%	$40,846	78%	$22,572	61%
International	2,931	16%	5,073	40%	11,615	22%	14,428	39%
Total revenue	$18,359	100%	$12,604	100%	$52,461	100%	$37,000	100%
Revenue from no single foreign country comprised 10% or greater of total revenue for one or more of the periods presented.

NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
As of September 30, 2025, and December 31, 2024, the impacts of the arrangements with the Spiegel Venture on the Company’s consolidated balance sheets were as follows:

(in thousands)	September 30, 2025	December 31, 2024

Accounts receivable	$117	$248
Accounts payable	$7	$—
Accrued expenses and other liabilities	$—	$8
For the three and nine months ended September 30, 2025, and 2024, the impacts of arrangements with the Spiegel Venture on the Company’s consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Revenues	$2	$112	$10	$223
Cost of revenues	$10	$15	$28	$45
The Company had no business transactions with Nebula during the periods presented; however, it continues to hold an equity interest in Nebula.
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
As of September 30, 2025, the Company held operating lease ROU assets of $2.8 million. Current lease liabilities were $0.4 million, and are included within accrued expenses and other liabilities on the consolidated balance sheets. Non-current lease liabilities were $3.6 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of September 30, 2025. The weighted average remaining lease term as of September 30, 2025, was 7.42 years.

Components of Lease Cost
For the three and nine months ended September 30, 2025, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Operating lease cost	$119	$120	$358	$358
Variable lease cost	26	14	47	37
Total lease cost	$145	$134	$405	$395
Maturity of Lease Liabilities
As of September 30, 2025, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Three remaining months of 2025	$145
2026	585
2027	600
2028	615
2029	630
Thereafter	2,101
Total lease payments	$4,676
Less: imputed interest	(686)
Present value of total lease liabilities	$3,990
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, operating lease income from the Company’s sublease was less than $0.1 million. As of September 30, 2025, total remaining future minimum lease payments receivable on the Company’s sublease were $0.2 million.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of September 30, 2025, the Company’s content obligations amounted to $0.4 million, including $0.1 million recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.3 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid through the remainder of 2025 and during 2026.
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

ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of September 30, 2025, the Company’s future advertising commitments totaled $1.8 million, all of which the Company expects to pay during the first quarter in 2026.
NOTE 13 - INCOME TAXES
The Company recorded income tax benefits of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2025. For each comparative period in 2024, the income tax expense was $0.1 million. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the internal tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the Act to have a material impact on the Company’s annual effective tax rate and interim provision.
NOTE 14 - SUBSEQUENT EVENTS
On October 14, 2025, the Company’s outstanding Public Warrants and Private Placement Warrants expired in accordance with their stated terms. Each Warrant had entitled the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. At the time of expiration, the Warrants were out of the money, and their estimated fair value was zero. As a result, the expiration of the Warrants did not have any impact on the Company’s consolidated financial statements. Refer to Note 6 - Stockholders' Equity for additional information.
On November 11, 2025, the Board declared a regular quarterly cash dividend of $0.08 per share of common stock, equivalent to $0.32 per share of common stock on an annual basis. The cash dividend will be paid on December 19, 2025, to all holders of record of common stock at the close of business on December 5, 2025. This cash dividend of approximately $4.7 million is expected to be paid from available cash on hand.

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

RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, and 2024, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(unaudited and in thousands)	2025	2024	Total	%	2025	2024	Total	%

Revenues
Direct Business	$8,335	$9,785	$(1,450)	(15%)	$25,427	$29,238	$(3,811)	(13%)
Content Licensing	8,694	1,657	7,037	425%	23,447	4,137	19,310	467%
Bundled Distribution	978	973	5	1%	2,471	3,198	(727)	(23%)
Other	352	189	163	86%	1,116	427	689	161%
Total revenue	18,359	12,604	5,755	46%	52,461	37,000	15,461	42%
Operating expenses
Cost of revenues	7,588	5,840	1,748	30%	23,532	18,592	4,940	27%
Advertising and marketing	3,442	3,590	(148)	(4%)	9,651	9,676	(25)	—%
General and administrative	11,820	6,426	5,394	84%	23,210	18,187	5,023	28%
Total operating expenses	22,850	15,856	6,994	44%	56,393	46,455	9,938	21%
Operating loss	(4,491)	(3,252)	(1,239)	38%	(3,932)	(9,455)	5,523	(58%)
Other income (expense)
Change in fair value of warrant liability	174	(36)	210	n/m	88	(66)	154	n/m
Interest and other income	290	538	(248)	n/m	1,140	1,702	(562)	(33%)
Equity method investment income (loss)	76	(267)	343	(128%)	(231)	(2,175)	1,944	(89%)
Loss before income taxes	$(3,951)	$(3,017)	$(934)	31%	$(2,935)	$(9,994)	7,059	(71%)
(Benefit from) provision for income taxes	(207)	45	(252)	n/m	(294)	134	(428)	n/m
Net loss	$(3,744)	$(3,062)	$(682)	22%	$(2,641)	$(10,128)	7,487	(74%)
* n/m = percentage not meaningful
For the three months ended September 30, 2025, and 2024, the Company reported operating losses of $4.5 million and $3.3 million, respectively. The increase of operating loss of $1.2 million, or 38%, was primarily due to a $7.0 million or 44% increase in total operating expenses, partially offset by a $5.8 million, or 46%, increase in total revenues, driven by higher content licensing,
For the three months ended September 30, 2025, and 2024, the Company recorded net loss of $3.7 million and $3.1 million, respectively, representing an increase in net loss of $0.7 million, or 22%.
For the nine months ended September 30, 2025, and 2024, the Company reported operating losses of $3.9 million and $9.5 million, respectively. The improvement of $5.5 million, or 58%, was primarily due to a $15.5 million, or 42%, increase in total revenues, driven by higher content licensing, partially offset by a $9.9 million or 21% increase in total operating expenses.
For the nine months ended September 30, 2025, and 2024, the Company recorded net loss of $2.6 million and $10.1 million, respectively, representing an improvement of $7.5 million, or 74%.
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
For the three months ended September 30, 2025, and 2024, revenues totaled $18.4 million and $12.6 million, respectively, an increase of $5.8 million, or 46%. This increase was primarily driven by increases in Content Licensing and Other of $7.0 million and $0.2 million, respectively, while our Direct Business decreased by $1.5 million and Bundled Distribution revenue remained flat.
For the nine months ended September 30, 2025, and 2024, revenues totaled $52.5 million and $37.0 million, respectively, an increase of $15.5 million, or 42%. This increase was primarily driven by increases in Content Licensing and Other of $19.3 million and $0.7 million, respectively, while our Direct Business and Bundled Distribution revenue decreased by $3.8 million and $0.7 million, respectively.
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
We began implementing a price increase for legacy subscribers in March 2023, starting with English-speaking countries, and it has now been applied globally across all markets. This adjustment impacted the majority of our Direct Business revenue. Alongside our standard subscription, we continue to offer the Smart Bundle service, which includes access to Tastemade, Kidstream, SommTV, and Curiosity University, with its pricing unchanged. Future adjustments to these subscription plans may be considered to further enhance revenue from our legacy subscribers.
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
The following table details our Direct Business for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Direct-to-Consumer	$5,708	$7,802	$(2,094)	(27%)	$18,291	$24,039	$(5,748)	(24%)
Partner Direct	2,627	$1,983	644	32%	7,136	5,199	1,937	37%
Total Direct Business	$8,335	$9,785	$(1,450)	(15%)	$25,427	$29,238	$(3,811)	(13%)

For the three months ended September 30, 2025, our DTC revenue decreased by $2.1 million, or 27%, compared to 2024, due to a decrease in DTC subscriber count. Partner Direct revenue increased by $0.6 million, or 32%, compared to 2024, driven by continued subscriber growth.
For the nine months ended September 30, 2025, our DTC revenue decreased by $5.7 million, or 24%, compared to 2024, due to a decrease in DTC subscriber count. Partner Direct revenue increased by $1.9 million, or 37%, compared to 2024, driven by continued subscriber growth as well as the price increase.
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

The following table details our Content Licensing results for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Library sales	$8,694	$1,657	$7,037	425%	$23,447	$3,696	$19,751	534%
Presales	—	—	—	—%	—	441	(441)	(100%)
Total Content Licensing	$8,694	$1,657	$7,037	425%	23,447	4,137	19,310	467%
For the three months ended September 30, 2025, compared to 2024, Library sales increased by 425%, while we had no presale activity in either period. For the nine months ended September 30, 2025, compared to 2024, Library sales increased by 534%, while we did not have presale activity during the nine-month period in 2025.
The increase in Library sales for both periods in 2025 was primarily driven by new licensing agreements related to AI model training, involving both our existing library content and content from our partners under revenue-sharing arrangements. Content licensing revenue may fluctuate from period to period based on demand for our content, while barter activity is primarily driven by our content needs, and those of our partners. Within our content licensing business, we remain focused on transactions that yield a positive gross margin, particularly those involving our library assets. Revenue from barter transactions is included within library sales and represented $2.8 million and $6.4 million for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $2.5 million for the three and nine months ended September 30, 2024, respectively. We may also continue to pursue presale arrangements with select partners for strategic purposes.
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
Our Bundled Distribution revenue remained flat at $1.0 million for the three months ended September 30, 2025, and 2024. For the nine months ended September 30, 2025, and 2024, our Bundled Distribution revenue was $2.5 million and $3.2 million, respectively, reflecting a 23% decline. The decrease was primarily the result of revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution remains a challenging business given the ongoing disruption in the linear pay television business worldwide.

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
For the three months ended September 30, 2025, Other revenue was $0.4 million, an increase of $0.2 million from the same period in 2024. For the nine months ended September 30, 2025, Other revenue was $1.1 million, an increase of $0.7 million from the same period in 2024. In both periods, the increase was due to new FAST and AVOD revenue share arrangements that we entered into during current and prior years.
In the future, we intend to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We believe the impressions accumulated in these multi-faceted campaigns would result in verifiable metrics for the clients.
Operating Expenses
Our primary operating costs relate to the cost of producing and acquiring our content, the costs of advertising and marketing our service, personnel costs, and distribution fees.
For the three months ended September 30, 2025, and 2024, our operating expenses were $22.9 million and $15.9 million, respectively, an increase of $7.0 million, or 44%.
For the nine months ended September 30, 2025, and 2024, our operating expenses were $56.4 million and $46.5 million, respectively, an increase of $9.9 million, or 21%.
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

The following table details cost of revenues for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Distribution[1]	$3,041	$592	$2,449	414%	$10,196	$1,954	$8,242	422%
Content amortization	3,583	4,569	(986)	(22%)	10,696	14,470	(3,774)	(26%)
Other[2]	964	679	285	42%	2,640	2,168	472	22%
Total cost of revenues	$7,588	$5,840	$1,748	30%	$23,532	$18,592	$4,940	27%
[1] Includes revenue share, payment processing fees, and application service commissions
[2] Includes agent commissions, production and broadcast, and other expenses.
For the three and nine months ended September 30, 2025, cost of revenues increased by 30% and 27%, respectively. These increases were primarily driven by increases in distribution costs, the result of higher revenue we have generated from licensing content that we have acquired the rights to through revenue share arrangements compared to the same period in 2024. These increases were partly offset by 22% and 26% declines in content amortization for the three and nine months ended September 30, 2025, primarily due to fewer new productions and a reduction in content acquisitions.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business. While these costs may fluctuate based on advertising and marketing objectives, we generally focus marketing dollars on efficient customer acquisition methods. For the three months ended September 30, 2025, advertising and marketing expenses decreased by $0.1 million, compared to the same period in 2024. These decreases reflect our ongoing efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at driving growth. For the nine months ended September 30, 2025, advertising and marketing expenses remained flat.
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
The following table details general and administrative costs for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Total	%	2025	2024	Total	%

Payroll and related	$2,747	$2,077	$670	32%	$7,836	$7,233	603	8%
Professional services	1,374	660	714	108%	2,818	$2,500	318	13%
Stock-based compensation	6,977	2,720	4,257	157%	10,054	4,734	5,320	112%
Technology and subscriptions	283	289	(6)	(2%)	891	971	(80)	(8%)
Other[1]	439	680	(241)	(35%)	1,611	2,749	(1,138)	(41%)
Total general and administrative	$11,820	$6,426	$5,394	84%	23,210	18,187	5,023	28%
[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.

For the three months ended September 30, 2025, general and administrative expenses increased to $11.8 million from $6.4 million for the same period in 2024. The increase of $5.4 million, or 84% was primarily driven by $4.3 million higher stock-based compensation expense related to performance-based RSUs granted during the period, $0.7 million higher payroll and related from increased accruals for full-year incentive compensation, and $0.7 million higher professional services, including additional legal and consulting fees associated with the secondary offering completed during the period. These increases were partially offset by a $0.2 million decrease in the Other.
For the nine months ended September 30, 2025, general and administrative expenses increased to $23.2 million from $18.2 million for the same period in 2024. The increase of $5.0 million, or 28% was primarily driven by $5.3 million higher stock-based compensation expense from the performance-based RSUs granted during the period, and $0.6 million higher payroll and related from increased accruals for full-year incentive compensation. These increases were partially offset by a $1.1 million decrease in Other, mainly due to lower insurance premiums and bad debt expense.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of our warrant liability is estimated using the Black-Scholes valuation model that takes into account a number of economic assumptions, including the market price of our common stock and its expected volatility. Changes in these inputs from period to period may significantly affect changes in fair values.
Interest and Other Income
Interest and other income for the three and nine months ended September 30, 2025, was $0.3 million and $1.1 million, respectively, compared to $0.5 million and $1.7 million for the same periods in 2024, respectively. The decrease in 2025 was primarily due to less interest income earned resulting from an overall decrease in investment balance throughout 2025, and other non-recurring items.
Equity Method Investment Income (Loss)
For the three months ended September 30, 2025, the Company recorded income of $0.1 million, compared to a loss of $0.3 million for the same period in 2024. For the nine months ended September 30, 2025, the Company recorded a loss of $0.2 million compared to a loss of $2.2 million for the same period in 2024. The Company no longer recognizes its share of losses from the Spiegel Venture, as the investment balance was fully reduced in 2024 due to cumulative losses. The Company continues to record its share of income and losses from Nebula.
Income Taxes
The Company recorded income tax benefits of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2025. For each comparative period in 2024, the income tax expense was $0.1 million. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2025, the Company’s cash, cash equivalents and restricted cash totaled $14.2 million, with an additional $15.2 million held in investments in debt securities that can be readily converted to cash to support ongoing cash flow needs.
For the nine months ended September 30, 2025, the Company generated $9.1 million of net cash from operating activities. Additionally, the Company generated $16.9 million in net cash from investing activities, mainly related to maturities of investments in debt securities. Net cash used in financing activities was $19.8 million, mainly due to dividends paid and tax withholding.
As of September 30, 2025, Our cash and cash equivalents mainly consist of investments and short-term deposits held at major global financial institutions. We regularly monitor the creditworthiness of the financial institutions and money market fund asset managers with whom we invest our funds, and we maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term and long term.

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
We use cash principally to promote our service through advertising and marketing, and provide for working capital to operate our business. We have experienced significant net losses since our inception, and we anticipate to continue to generate positive cash flow from operating activities.
We have used, and expect to continue to use cash on hand to fund our quarterly dividend, subject to Board approval and market conditions.
As previously discussed, we began entering into trade and barter transactions in the second quarter of 2023 primarily for the purpose of exchanging content assets through licensing agreements with media counterparties. Our use of these transactions has enabled us to acquire quality content that we can monetize through various distribution channels while preserving our liquidity.
The following table provides details of the 2025 dividends declared and paid as of September 30, 2025.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

January 30, 2025	March 14, 2025	March 28, 2025	$0.04	$2.3 million
May 5, 2025	June 6, 2025	June 20, 2025	$0.08	$4.6 million
May 8, 2025[1]	June 13, 2025	June 27, 2025	$0.10	$5.8 million
August 5, 2025	September 5, 2025	September 19, 2025	$0.08	$4.6 million
[1] Special dividend.
Our Board of Directors has declared the next cash dividend of $0.08 per share to be paid on December 19, 2025, for an expected aggregate amount of $4.7 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. Since the program’s inception through September 30, 2025, we had repurchased $0.3 million of common stock under this program.
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
Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
(unaudited and in thousands)	2025	2024

Net cash provided by operating activities	$9,088	$5,116
Net cash provided by (used in) investing activities	16,916	(29,968)
Net cash used in financing activities	(19,787)	(3,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,217	$(28,502)

Operating Activities
Cash flows from operating activities primarily consist of net losses, changes to our content assets (including additions and amortization), and other working capital items.

	Nine Months Ended September 30,
(in thousands)	2025	2024

Net loss	$(2,641)	$(10,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Change in fair value of warrant liability	(88)	66
Additions to content assets	(7,276)	(3,412)
Change in content liabilities	(196)	92
Amortization of content assets	10,696	14,470
Stock-based compensation	10,054	4,734
Equity method investment loss	231	2,175
Other depreciation, amortization and non-cash items	121	478
Changes in operating assets and liabilities	(1,813)	(3,359)
Net cash provided by operating activities	$9,088	$5,116
For the nine months ended September 30, 2025, our net cash from operating activities was $9.1 million compared to net cash from operating activities of $5.1 million for the same period in 2024.
For the nine months ended September 30, 2025, net loss was $2.6 million. Operating cash flows reflected non-cash adjustments, including $10.7 million of amortization of content assets, $10.1 million of stock-based compensation and $0.2 million of equity method investment loss. Cash used during the quarter primarily consisted of a $1.8 million outflow from changes in operating assets and liabilities and $7.3 million of additions to content assets acquired primarily through barter activities.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the nine months ended September 30, 2025, we recorded a net cash inflow in investing activities of $16.9 million, mainly due to maturities of investments in debt securities.
Financing Activities
For the nine months ended September 30, 2025, and 2024, net cash used in financing activities was $19.8 million and $3.7 million, respectively, reflecting an increase of $16.1 million primarily due to dividends paid and certain tax withholding payments.
Capital Expenditures
Going forward, we expect to continue making expenditures for purchases of property and equipment, although at a slower rate than in previous periods. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.
OFF BALANCE SHEET ARRANGEMENTS
As of September 30, 2025, we had no off-balance sheet arrangements.

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

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report filed with the Securities and Exchange Commission on March 25, 2025. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein. During the quarter ended September 30, 2025 2025, there were no significant changes made to the Company’s critical accounting policies from those disclosed in our Annual Report.
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
Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2025 and Part II, Item 1A “Risk
Factors” of the Company’s Form 10-Q for the quarter ended June 30, 2025.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers otherwise adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1*	Employment Agreement, Dated July 10, 2025, by and between CuriosityStream Inc. and Clint Stinchcomb.	8-K	001-39139	10.1	July 16, 2025

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS***	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X
*Management contract or compensatory plan or arrangement
**This document is being furnished with this Form 10-Q. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act.
***The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

PART III. SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: November 13, 2025	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)