Form 10-Q/A
period 2025-09-30
CuriosityStream Inc.
filed 2025-11-14
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q/A

Amendment No. 1
_______________
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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of CuriosityStream Inc. (the “Company” or “we”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2025 (the “Original Q3 Form 10-Q”). We are filing this Amendment to revise Part II “Item 5. Other Information” of the Original Q3 Form 10-Q by adding Rule 10b5-1 trading arrangements entered into during the subject period by each of Theresa Cudahy, the Company’s Chief Operating Officer, and Jonathan Huberman, a director of the Company, which were inadvertently omitted from the disclosure included in the Original Q3 Form 10-Q.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2 to this Amendment, respectively, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements have been included in this Amendment, we are not filing new, currently dated certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002).
Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Q3 Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Q3 Form 10-Q or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Q3 Form 10-Q and the Company’s other filings with the SEC subsequent to the filing of the Original Q3 Form 10-Q.

PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On August 13, 2025, Jonathan Huberman, a director of the Company, entered into a 10b5-1 sales plan which provides for the sale of an aggregate of 1,100,000 shares of the Company’s common stock between November 12, 2025, and November 12, 2026.
On August 13, 2025, Theresa Cudahy, the Company’s Chief Operating Officer, entered into a 10b5-1 sales plan which provides for the sale of an aggregate of 323,841 shares of the Company’s common stock between November 11, 2025, and May 15, 2026.
None of the Company’s directors or officers otherwise adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

101. INS*	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X
* The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

PART III. SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CURIOSITYSTREAM INC.

Date: November 14, 2025	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
3