Form 10-K
period 2025-12-31
CuriosityStream Inc.
filed 2026-03-12
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $5.63 reported on The Nasdaq Capital Market, was approximately $179.7 million.
As of March 6, 2026, there were 58,974,338 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting”), expected to be filed with the Securities and Exchange Commission (the “SEC”) on or before April 29, 2026 (and, in any event, not later than 120 days after the close of our last fiscal year), are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.
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
•We may incur non-cash impairment charges for our content assets and other intangible assets and equity method investments which would negatively impact our business, financial condition and operating results;
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
•Interruptions or delays in service arising from our own systems or from our third-party vendors could impair the delivery of our service and harm our business; and
•We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

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
•“Nasdaq” means The Nasdaq Capital Market.
•“Nebula” means Watch Nebula LLC.
•“Omnibus Incentive Plan” means our 2020 Omnibus Incentive Plan.
•“Partner Direct” means, collectively, MVPDs that include Comcast and Cox, and vMVPDs and digital distributors that include Amazon Prime Video Channels, Roku Channels, Sling TV and YouTube TV.

•“PIPE” means the issuance and sale to the PIPE Investors, an aggregate of 2,500,000 shares of Common Stock for an aggregate purchase price of $25,000,000 pursuant to Subscription Agreements between the Company and the PIPE Investors.
•“PIPE Investors” means certain third-party investors in the PIPE.
•“Private Placement Warrants” previously referred to the 3,676,000 warrants issued to Software Acquisition Holdings LLC in a private placement that closed concurrently with our IPO, all of which expired on October 14, 2025.
•“Public Warrants” previously referred to the 7,475,000 warrants sold as part of the Units in the IPO, all of which expired on October 14, 2025.
•“SAQN” means Software Acquisition Group Inc. prior to the consummation of the Business Combination.
•“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.
•“SEC” means the U.S. Securities and Exchange Commission.
•“Securities Act” means the Securities Act of 1933, as amended.
•"SOFR" means the Secured Overnight Financing Rate, a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, as published by the Federal Reserve Bank of New York. SOFR is a transactions-based, nearly risk-free reference rate that replaced the London Interbank Offered Rate (LIBOR) as the primary benchmark for U.S. dollar-denominated derivatives and loans. The Company's Senior Secured Revolving Credit Facility utilizes Term SOFR, which represents a forward-looking term rate based on SOFR.
•“SVOD” means subscription video on-demand.
•“Units” previously referred to the units of SAQN, each consisting of one share of Common Stock and one-half of one Public Warrant, with each such Public Warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to certain adjustments. On October 14, 2020, the Company’s Common Stock and Public Warrants were listed on Nasdaq under the new trading symbols of “CURI” and “CURIW,” respectively, and all of SAQN’s units separated into their component parts of (i) one share of Common Stock and (ii) one-half (1/2) of one Public Warrant and ceased trading on Nasdaq. All of the then-outstanding Public Warrants expired on October 14, 2025, and are no longer outstanding.
•“vMVPDs” means virtual MVPDs.
•“Warrants” previously referred to the Private Placement Warrants, the PIPE Warrants, and the Public Warrants, all of which expired on October 14, 2025, and are no longer outstanding.
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
CuriosityStream’s award-winning content library features approximately 14,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to millions of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.
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
In 2021, the Company invested in Watch Nebula LLC ("Nebula"), an SVOD streaming service controlled by Standard Broadcast LLC and its affiliated content creators.
Also in 2021, the Company partnered with Spiegel TV to accelerate international expansion of CuriosityStream services, taking a one-third stake in the German venture controlled by a German media company, Spiegel TV GmbH, and a German documentary producer, Autentic GmbH. The joint venture, Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”), operates two documentary channels (including one branded as "Curiosity Channel") and a FAST channel, as well as revenue sharing with respect to a localized CuriosityStream SVOD service in German-speaking Europe.

Business Model and Services
Our business model relies on the collaboration of (i) our content team, which works with more than 150 production companies and distributors across the world to create and acquire programming, (ii) our legal and finance teams, which structure and formalize agreements, (iii) our creative services teams, which develop marketing materials, metadata and other assets associated with a piece of content, and (iv) our content operations and technology teams, which then deliver our content and services to all manner of devices and platforms for our consumers directly or through our relationships with third parties.
Direct Business
The Company's streaming content is provided to consumers through two primary distribution channels: (i) direct-to-consumer (“DTC”) and (ii) third-party platforms, referred to as Partner Direct. The DTC offering includes access through the Company’s website and applications developed for electronic devices. Collectively, DTC and Partner Direct comprise the Company’s Direct Business.
DTC offering includes subscriptions to consumers as well as bulk subscriptions through enterprises, and provides monthly or annual subscription terms. Pricing varies based on the subscriber’s location, the selected subscription tier and term. To ensure wide accessibility, the Company has developed applications for major customer devices, including streaming media players such as Roku, Apple TV, and Amazon Fire TV, and smart TVs from brands including LG, Vizio, Sony, and Samsung.
We generate revenue through digital distributor partners and vMVPDs, including YouTube TV, The Roku Channel, Apple Channels, and Amazon Prime Video Channels. Through these relationships, subscribers can access our content as a premium add-on within the partner’s respective ecosystem.
We continually evaluate our pricing structures to align with market conditions. Alongside our standard subscription, we offer the “Smart Bundle” service, which includes access to Tastemade, Kidstream, SommTV, and Curiosity University. Future adjustments to these subscription plans may be considered to further enhance revenue from our legacy subscribers.
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
Content Licensing
Our Content Licensing business provides factual content to entertainment media companies. In addition, we work with technology companies to deliver hundreds of thousands of hours of video and audio to meet the demand for premium assets required for training next-generation AI models. We have the opportunity to provide financially attractive well-structured datasets to meet this business demand. We are also able to license to certain media companies a collection of our existing titles in a traditional content licensing deal. Both our AI content licensing fees and traditional content licensing deals, including those structured as non-monetary barter transactions, are reported as Library sales. We are also able to sell selected rights (such as in territories or on platforms that are lower priority for us) to content we create before we even begin production. This latter model reduces risk in our content development decisions and creates content licensing revenue.
The Company generates revenue through the licensing of its content library for various applications, including traditional media use and emerging technology integrations. Traditional content licensing, including non-monetary barter arrangements, and AI-related licensing fees are collectively reported within Library sales. This allows us to monetize our deep archive of high-quality assets across diverse market demands.
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
Other
We provide advertising and sponsorship services by developing integrated digital brand partnerships designed to offer CuriosityStream content in a variety of forms. These include short- and long-form program integration, branded social media promotional videos, and broadcast advertising spots within our video and audio programs. Our services are made available via our linear programming channels, in front of the paywall, and through an increasing focus on digital display ads. Additionally, we deliver content through advertising-based video-on-demand (AVOD) and free advertising-supported streaming television (FAST) platforms. This includes our dedicated YouTube channels (Curiosity and Curiosity University), where we generate advertising revenue from our digital content without transactional video-on-demand (TVOD) components. We continue to expand these offerings across YouTube and other similar ad-supported distribution channels to maximize our brand reach and digital ad inventory.
In the future, we hope to continue developing integrated digital brand partnerships with advertisers. These sponsorship campaigns offer companies the chance to be associated with CuriosityStream content in the forms described above. We frequently structure these arrangements as non-monetary barter transactions, where we recognize revenue from the licensing of our content library in exchange for advertising services or media campaigns. We believe the impressions accumulated in these multi-faceted campaigns would result in verifiable metrics for the clients while allowing us to monetize our content assets and expand our brand reach without immediate cash outlays.
Summary of Results
For the year ended December 31, 2025, we reported revenue of $71.7 million and a net loss of $6.4 million. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a more detailed discussion of our product and service lines and channels through which we generate revenue.
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
SEASONALITY
Our overall revenue does not exhibit a consistent seasonal pattern. Historically, our Direct-to-Consumer ("DTC") subscription trends reflected variations in consumer behavior, such as increased viewing habits or hardware purchases during specific periods of the year. However, these historical seasonal patterns have become less indicative of our performance as our strategic focus has shifted.

During 2024 and 2025, we experienced a decline in total DTC subscriptions. This trend reflects a broader maturing of the streaming market and our internal transition toward prioritizing high-margin revenue opportunities and cost-optimization over aggressive subscriber acquisition. While our subscription base has contracted, we continue to focus on the retention of high-value subscribers and the growth of our other revenue streams, such as content licensing, AVOD, and FAST platforms. This includes our focus on data licensing for AI model training, which represents the vast majority of our AI content licensing activity. Our subscription levels remain sensitive to our content release schedule, pricing adjustments, and the intensive competitive environment for digital subscriptions.

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
HUMAN CAPITAL
We employed approximately 44 and 47 full-time employees on average, during 2025 and 2024, respectively. As of December 31, 2025, we employed 42 full-time employees, all of whom were located in the U.S.
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

We are committed to diversity and inclusion as well as equitable pay within our workforce. To further some of these initiatives, we regularly retain Willis Towers Watson, a leading global advisory firm, to review and provide guidance on our compensation structure. Our compensation program is designed to attract, retain, and motivate highly qualified employees and executives and is comprised of a mix of competitive base salary, bonus and equity compensation awards, as well as other employee benefits. Almost all current employees have received equity grants with vesting conditions designed to facilitate the retention of personnel and the opportunity to benefit financially from our potential future growth and profitability. Our 401(k) retirement plan contributions include a 100% match of contributions for the first 3% of the employee’s base salary and a 50% match of contributions between 3% and 5% of the employee’s base salary.
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
Competitors include other entertainment video providers, such as MVPDs and SVOD services. Users may cancel our service for many reasons, including: a perception that they do not use the service sufficiently, the need to cut household expenses, selection of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. Subscriptions may also be impacted by our business relationships with our MVPDs, vMVPDs or other affiliates. For example, when one of our agreements with a Bundled Distribution partner was terminated in the third quarter of 2022, we experienced a decline in subscribers as a result of such termination. Adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain users.
We must continually add new users both to replace cancelled users and to grow our business beyond our current user base. If we do not grow as expected, we may not be able to adjust our expenditures or increase our per-user revenues, including by adjusting subscription pricing, commensurate with the lowered growth rate, such that our margins, liquidity and results of operations may be adversely impacted, and our ability to operate at a net loss may be strained. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing users and attracting new users, our business will be adversely affected. Further, if excessive numbers of users cancel our service, we may elect to incur significantly higher marketing expenditures than we currently anticipate to replace these users with new users.
If we do not continuously provide value to our users, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.
If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings or change the mix of or our investment into our content in a manner that is not favorably received by them, we may not be able to attract and retain users, and accordingly, our revenue, including revenue per paying subscription, and result of operations may be adversely affected. For example, in 2022, in an attempt to expand our service offerings, we introduced our first free ad-supported streaming channel, Curiosity Now, on the LG channel platform as well as our Smart Bundle plan. In addition, we may, from time to time, adjust our subscription pricing, our subscription plans, or our pricing model itself. These and other adjustments we have made or may make in the future may not be well-received by consumers and could negatively impact our ability to attract and retain subscribers, revenues per paying subscriber, revenue and our results of operations. In addition, we believe that many of our users rejoin our service or originate from word-of-mouth advertising from existing users. If our efforts to satisfy our existing users or adjustments to our service are not successful, we may not be able to attract or retain users, and as a result, our ability to maintain and/or grow our business will be adversely affected.
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
Since our inception, we have incurred significant operating losses, and as of December 31, 2025, we had an accumulated deficit of $335.8 million. We incurred net losses of $12.9 million and $6.4 million for the years ended December 31, 2024 and December 31, 2025, respectively. Given the significant operating expenditures associated with our business plan, we anticipate continuing to incur net losses for the foreseeable future. Even though we generated positive cash flow from operations for the years ended December 31, 2024 and December 31, 2025, this represents a relatively recent trend for the Company, and we cannot assure you that we will sustain or increase positive cash flow in future periods. Our ability to maintain and enhance liquidity remains subject to significant uncertainty.
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
Our content is primarily in the English language with subtitling or dubbing in Spanish, Mandarin, Russian, Swedish, German, Dutch, Danish, Finnish, Norwegian, Slovenian and French in parts of our library and the world where demand exists and we have the language version rights. To improve operational efficiency and reduce the significant costs traditionally associated with studio-based localization, we are increasingly exploring and testing Artificial Intelligence (“AI”) solutions for subtitling and dubbing. While we believe these emerging technologies may offer a more scalable path for future international expansion, they may not yet meet our quality standards or achieve broad audience acceptance. If our transition to AI-driven localization results in lower-quality content or fails to resonate with international subscribers, our brand reputation and global growth strategies could be adversely affected.
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
The CuriosityStream brand is only eleven years old, and we must continue to build a strong brand identity. To succeed, we must continue to attract and retain a large number of new users which require us to make significant advertising and promotional expenditures. We believe that the importance of brand loyalty will increase with the continued proliferation of SVOD subscription services. If our branding efforts are not successful, however, our ability to attract and retain users will be adversely affected, which may negatively impact our future operating results.
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
We may incur non-cash impairment charges for our content assets and other intangible assets and equity method investments which would negatively impact our business, financial condition and operating results.
It is possible that we may never realize the full value of our intangible assets. We regularly review our long-lived assets, including our content assets and other finite-lived intangible assets for impairment. Other long-lived assets, including our content assets, and finite-lived intangible assets are reviewed when there is an indication that an impairment may have occurred.
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
In [2024 / 2025], we began licensing video and audio content to meet the demand for premium video and audio assets required for training next-gen AI models. We are only in the early stages of these content licensing efforts and we may not be able to grow these efforts into a sustainable business.
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
Our reliance on non-cash barter transactions to acquire content and generate revenue may not be sustainable and subjects us to valuation and liquidity risks.

We frequently engage in non-monetary trade and barter transactions where we license titles from our content library to media counterparties in exchange for new programming or advertising services. During 2025, we experienced a significant increase in the volume and total value of these non-cash transactions compared to prior periods.

The continued success of this model is highly dependent on consistent market demand for our existing library of factual content. If the perceived value of our content assets to third-party partners declines, we may be unable to secure high-quality programming through these exchanges. Furthermore, we record barter revenue based on the estimated fair value of the assets or services received. These estimates involve significant management judgment, and any downward revision in the value of acquired content could lead to future impairments. Finally, while these transactions allow us to expand our library while preserving liquidity, they do not generate the cash inflows necessary to fund our ongoing operations, debt service, or future cash-based content acquisitions. An over-reliance on non-cash revenue could negatively impact our overall cash flow position and financial flexibility.
RISKS RELATED TO INTELLECTUAL PROPERTY
If content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
Our ability to provide our users with content they enjoy depends on content providers and other rights holders’ licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute, upon terms acceptable to us. While the license periods and the terms and conditions of such licenses vary, a significant portion of our content is subject to license for a given period. For example, as of December 31, 2025, approximately 75% of the titles on our CuriosityStream SVOD service were subject to licenses, approximately 18% of which expire in 2026 and approximately 17% of which expire in 2027. Of the titles that expire in 2026 and 2027, some may be renewed for a one- or two-year term at our unilateral option. If the content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to deliver particular items of content to our SVOD subscribers will be adversely affected and/or our costs could increase.
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
Our ability to make payments on our obligations and any debt we incur in the future will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. While historically we have experienced negative operating cash flows, in 2024 and 2025, we achieved positive net cash flow from operating activities. However, we may be unable to sustain a level of cash flows from operating activities or maintain the level of liquidity sufficient to permit us to pay our obligations, including amounts due under our streaming content obligations, and the principal, premium, if any, and interest on any debt we incur. We may or may not be able to accurately predict the ultimate impact on our levels of liquidity from our cash flows and such predictions are subject to change.

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
We have obligations, including streaming content obligations. Moreover, we may incur substantial indebtedness in the future and expect to incur other obligations, including additional streaming content obligations. As of December 31, 2025, we had $0.4 million of total content liabilities as reflected in our consolidated balance sheet. Such amount did not include content commitments that did not meet the criteria for liability recognition. For more information on our content obligations, including those not in our balance sheet, see Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
•management distraction;
•political or social unrest, global hostilities and economic instability, including the ongoing military operations in Iran, escalating tensions in the Middle East, the Israel-Hamas war, as well as the military invasion of Ukraine by Russian forces and the economic sanctions imposed by the U.S. and other nations on Russia, Belarus and certain Russian organizations and individuals;
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
Our Common Stock is listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000 for companies trading on Nasdaq), a minimum number of holders of our securities (generally 300 public holders) and a $1.00 minimum share price.
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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock is listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were to be no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
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
In particular, the shares of our Common Stock reserved for future issuance under our Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements (if any) and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable, and the general availability of Rule 144 to such affiliates. A total of 7,725,000 shares of our Common Stock were reserved for issuance under our Omnibus Incentive Plan at inception, and an additional 3,000,000 shares were subsequently reserved for issuance under the Omnibus Incentive Plan following our 2025 Annual Meeting of Stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
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
We are a "smaller reporting company" and a "non-accelerated filer," and the reduced disclosure requirements applicable to these categories may make our Common Stock less attractive to investors.

As of December 31, 2025, we ceased to be an "emerging growth company" as defined in the JOBS Act because that date marked the last day of the fiscal year following the fifth anniversary of our initial public offering. Although we are no longer an emerging growth company, we continue to qualify as a "smaller reporting company" and a "non-accelerated filer" under SEC rules. This status allows us to continue relying on certain reduced disclosure requirements that are applicable to other public companies but were also available to us as an emerging growth company. For instance, we remain exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and we are permitted to provide scaled executive compensation disclosures that include only three named executive officers and omit a Compensation Discussion and Analysis and CEO pay ratio disclosure.

However, the sunset of our emerging growth company status does introduce new requirements, most notably the obligation to hold a non-binding advisory vote on executive compensation, frequently referred to as a “say-on-pay” vote. We are also required to hold a separate advisory vote to determine the frequency of these say-on-pay votes, which must be presented to our stockholders beginning with our 2026 Annual Meeting. While these votes are advisory and non-binding, they represent an additional level of shareholder engagement and scrutiny of our compensation programs.

Furthermore, we are no longer eligible for the extended transition period provided by the JOBS Act, which allowed us to delay the adoption of new or revised accounting standards until they applied to private companies. We are now generally required to adopt such standards on the timelines applicable to public business entities, although as a smaller reporting company, we may still benefit from certain accommodations for specific standards where the Financial Accounting Standards Board (FASB) permits delayed adoption for smaller registrants. We cannot predict whether investors will find our common stock less attractive because we continue to rely on these remaining scaled disclosure exemptions or whether the introduction of new shareholder votes will impact investor perception. If investors find our common stock less attractive as a result of these disclosure differences, it could lead to a less active trading market and increased volatility in our stock price.

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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Although we are no longer an emerging growth company, we currently qualify as a 'non-accelerated filer' and a "smaller reporting company." As a non-accelerated filer, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. However, in the event we are deemed to be an accelerated filer or a large accelerated filer—which would occur if our public float exceeds $75 million and our annual revenue exceeds $100 million, or if our public float exceeds $700 million—we will be required to comply with the independent registered public accounting firm attestation requirement. The maintenance of the internal control system to achieve compliance with the Sarbanes-Oxley Act may impose obligations on us and require substantial additional financial and management resources. Further, material weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future.
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
The ongoing improvement of our cybersecurity measures is overseen by our Vice President of Engineering, who has 18 years of experience in software and security, along with a bachelor's degree in Computer Engineering. As part of our Chief Operating Officer organization, he manages the Information Technology team and the designated Data Security Coordinator, ensuring regular program reviews, risk assessments, and employee training sessions to strengthen our proactive security posture. We do not employ or engage any third parties for cybersecurity consulting or monitoring, aside from technical support teams from our application vendors.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our Common Stock is traded on Nasdaq under the symbol “CURI”.
DIVIDENDS
On January 29, 2026, the Board declared the cash dividend of $0.08 per share to be paid on March 20, 2026, to all holders of record of Common Stock at the close of business on March 6, 2026. The dividend payment of $4.7 million is expected to be paid from available cash on hand. Subject to future declaration by our Board, we intend to continue to pay regular quarterly cash dividends.
Payment of future dividends, if any, will be at the discretion of and subject to future declaration by the Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law, and other factors our Board deems relevant.
HOLDERS
As of March 6, 2026, there were approximately 108 holders of record of our Common Stock. The actual number of holders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of our Common Stock are held in street name by banks, brokers and other nominees.
RECENT SALES OF UNREGISTERED EQUITY SECURITIES
None.
USE OF PROCEEDS
Not Applicable.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases of shares of our common stock during the three months ended December 31, 2025 related to shares withheld upon vesting of RSUs for minimum tax withholding obligations:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

October 1 to October 31, 2025	682	$4.80	—	—
November 1 to November 30, 2025	327,417	$4.10	—	—
December 1 to December 31, 2025	462	$4.30	—	—
Total	328,561		0

*Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans at December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	26,986 (Stock Options) + 3,427,855 (RSUs)	$5.00 (Weighted-Average Exercise Price for Options)	734,814
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	3,454,841	$5.00 (for options only)	734,814
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
CuriosityStream’s award-winning content library features approximately 6,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to millions of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.

RESULTS OF OPERATIONS
The following table represents a summary of our Consolidated Statements of Operations for the years ended December 31, 2025, and 2024, and the discussion that follows compares the financial results for year ended December 31, 2025, to the year ended December 31, 2024:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2025		2024

Revenues
Direct Business	$33,613	47%	$38,592	75%	$(4,979)	(13%)
Content Licensing	33,233	46%	7,798	15%	25,435	326%
Bundled Distribution	3,379	5%	3,937	8%	(558)	(14%)
Other	1,433	2%	807	2%	626	78%
Total revenues	$71,658	100%	$51,134	100%	$20,524	40%
Operating expenses
Cost of revenues	$31,113	39%	$25,363	39%	5,750	23%
Advertising and marketing	14,028	18%	14,434	23%	(406)	(3%)
General and administrative	33,821	43%	24,670	38%	9,151	37%
Total operating expenses	$78,962	100%	$64,467	100%	$14,495	22%
Operating loss	(7,304)		(13,333)		6,029	(45%)
Other income (expense)
Change in fair value of warrant liability	88		(44)		132	*n/m
Interest and other income	983		3,074		(2,091)	(68%)
Equity method investment loss	(180)		(2,506)		2,326	(93%)
Loss before income taxes	$(6,413)		$(12,809)		$6,396	(50%)
(Benefit from) provision for income taxes	14		132		(118)	*n/m
Net loss	$(6,427)		$(12,941)		$6,514	(50%)

* Percentage not meaningful
Operating loss for the years ended December 31, 2025, and 2024, was $7.3 million and $13.3 million, respectively. The reduction in operating loss of $6.0 million, or 45%, was primarily driven by an increase of $20.5 million, or 40% in total revenue. This revenue growth was partially offset by an increase of $14.5 million, or 22% in our operating expenses, which was primarily attributable to higher revenue share and an increase in stock-based compensation charges during the period.
Net loss for the years ended December 31, 2025, and 2024, was $6.4 million and $12.9 million, respectively, representing a decrease of $6.5 million, or 50% in net loss. This improvement was primarily driven by a $6.0 million reduction in operating loss for 2025. Additional contributing factors included a decrease in losses from equity method investments, partially offset by lower interest income. The change in the fair value of warrant liabilities had a minimal offsetting effect on the overall results.
Our future operating results and cash flows are dependent upon a number of opportunities, challenges, and other factors, including our ability to efficiently grow our subscriber base, increase our prices and expand our service offerings to maximize subscriber lifetime value.
Revenue
Since the Company was founded in 2015, we have generated a significant portion of our revenues from consumers directly accessing our content in the form of monthly or annual subscription plans. More recently, we have expanded our revenue streams through strategic content licensing arrangements. As a result of this expansion, Content Licensing has become a core component of our diversified revenue model, now contributing nearly as much to our total revenue as our Direct Business.

For the years ended December 31, 2025, and 2024, revenues totaled $71.7 million and $51.1 million, respectively, representing an increase of $20.5 million, or 40%. This growth was primarily driven by an increase of $25.4 million in Content Licensing revenue, which was partially offset by a $5.0 million, or approximately 13%, decrease in our Direct Business revenue and a $0.6 million, or 14%, decrease in Bundled Distribution revenue. Other revenue contributed an additional $0.6 million in the growth over the prior year.
We engage in non-monetary trade and barter transactions with media counterparties as a strategic means of expanding our content library while preserving liquidity. These arrangements, which are common within the media industry, involve the exchange of content assets or advertising services. In accordance with our revenue recognition policy, revenue recorded from such transactions represents the fair value of the content assets or services received from the counterparties at the time the performance obligation is satisfied. And such revenue recorded from such transactions represents the fair value of content received from the counter parties. Content-for-content exchanges are classified within Content Licensing revenue, while exchanges involving promotional services or media campaigns are recognized as Other revenue.
For more information, see Note 5 - Revenue in the Notes to Consolidated Financial Statements.
Direct Business
The Company's streaming content is provided to consumers through two primary distribution channels: (i) direct-to-consumer (“DTC”) and (ii) third-party platforms, referred to as Partner Direct. The DTC offering includes access through the Company’s website and applications developed for electronic devices. Collectively, DTC and Partner Direct comprise the Company’s Direct Business.
DTC offering includes subscriptions to consumers as well as bulk subscriptions through enterprises, and provides monthly or annual subscription terms. Pricing varies based on the subscriber’s location, the selected subscription tier and term. To ensure wide accessibility, the Company has developed applications for major customer devices, including streaming media players such as Roku, Apple TV, and Amazon Fire TV, and smart TVs from brands including LG, Vizio, Sony, and Samsung.
Following the global implementation of price adjustments for legacy subscribers—a process initiated in March 2023, we continue to evaluate our pricing structures to align with market conditions. Alongside our standard subscription, we offer the “Smart Bundle” service, which includes access to Tastemade, Kidstream, SommTV, and Curiosity University. Future adjustments to these subscription plans may be considered to further enhance revenue from our legacy subscribers.
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
The following table details our Direct Business for the years ended December 31, 2025, and 2024:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2025		2024

Direct-to-Consumer	$23,763	71%	$31,332	81%	$(7,569)	(24%)
Partner Direct	9,850	29%	7,260	19%	2,590	36%
Total Direct Business	$33,613	100%	$38,592	100%	$(4,979)	(13%)
For the year ended December 31, 2025, our Direct-to-Consumer revenue decreased by $7.6 million, or 24%, compared to 2024, due to a decrease in DTC subscriber base. This decrease was partially offset by a $2.6 million, or 36%, increase in Partner Direct revenue, which was driven by continued subscriber growth as well as the price increase that only fully deployed to all partners since 2024.

Content Licensing
Through our Content Licensing business, we license collections of existing titles from our content library to various media companies. These transactions, which include traditional cash licenses as well as non-cash barter arrangements (whereby we license out our content in exchange for new programming to expand our library while preserving liquidity), are reported as Library sales. Additionally, we license and sublicense high volumes of content and data assets to organizations developing large language models (LLMs) and other artificial intelligence (AI) products; these AI-related licensing activities are also categorized and reported within Library sales.

Historically, we have pre-sold selected rights to content prior to production for specific territories or platforms to mitigate development risk and generate upfront licensing revenue. However, as we prioritized capital efficiency and the optimization of our existing content inventory, we did not enter into new presale arrangements during fiscal year 2025 or 2024. We continue to evaluate future presale opportunities on a selective basis where they align with our evolving strategic and financial objectives.

The following table details our Content Licensing results for the years ended December 31, 2025, and 2024:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2025		2024

Library sales*	$33,233	100%	$7,357	94%	$25,876	352%
Presales	—	—%	441	6%	(441)	(100%)
Total Content Licensing	$33,233	100%	$7,798	100%	$25,435	326%

* Amounts includes $12.6 million and $4.5 million from trade and barter transactions for the years ended December 31, 2025 and 2024 respectively.
For the year ended December 31, 2025, compared to 2024, Library sales increased by 352%. The increase in Library sales was primarily driven by new licensing agreements related to AI model training, involving both our existing library content and content from our partners under revenue-sharing arrangements. This growth in Library sales was partially offset by a 100% decline in Presales revenue, reflecting our strategic focus on lower-investment cost structures and the temporary suspension of new production-linked arrangements. Within Content Licensing, we remain focused on library-driven transactions that yield positive gross margins, though results may fluctuate based on the specific content needs of our partners.
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
For the years ended December 31, 2025, and 2024, our Bundled Distribution revenue was $3.4 million and $3.9 million, respectively. The decline of $0.6 million, or 14%, was primarily due to revised affiliate agreements and the non-renewal of certain partnerships. Bundled Distribution continues to face headwinds resulting from the ongoing disruption of the global linear pay-television industry.

Other
We provide advertising and sponsorship services by developing integrated digital brand partnerships designed to offer CuriosityStream content in a variety of forms. These include short- and long-form program integration, branded social media promotional videos, and broadcast advertising spots within our video and audio programs. Our services are made available via our linear programming channels, in front of the paywall, and through an increasing focus on digital display ads. Additionally, we deliver content through advertising-based video-on-demand (AVOD) and free advertising-supported streaming television (FAST) platforms. This includes our dedicated YouTube channels (Curiosity and Curiosity University), where we generate advertising revenue from our digital content without transactional video-on-demand (TVOD) components. We continue to expand these offerings across YouTube and other similar ad-supported distribution channels to maximize our brand reach and digital ad inventory.
For the year ended December 31, 2025, and 2024, other revenue was $1.4 million and $0.8 million, respectively. The increase of $0.6 million, or 78% was due to new FAST and AVOD revenue share arrangements that we entered into during the prior year as well as revenue from licensing proprietary code.
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
For the years ended December 31, 2025, and 2024, our operating expenses were $79.0 million and $64.5 million, respectively, representing an increase of $14.5 million, or 22%.
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
The following table details cost of revenues for the years ended December 31, 2025, and 2024:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2025		2024
Content amortization	$14,511	47%	$19,130	75%	$(4,619)	(24%)
Distribution[1]	12,878	41%	3,426	14%	9,452	276%
Other[2]	3,724	12%	2,807	11%	917	33%
Total cost of revenues	$31,113	100%	$25,363	100%	$5,750	23%
[1] includes revenue share, payment processing fees, and application service commissions.
[2] Includes agent commissions, production and broadcast, and other expenses.

For the year ended December 31, 2025, cost of revenues increased to $31.1 million from $25.4 million, a 23% increase. This increase was primarily driven by a $9.5 million increase in distribution costs, which includes higher revenue share payments associated with our distribution and licensing partnerships. As these revenue-sharing arrangements grew in volume during the year, the corresponding distribution expenses increased in direct correlation with the higher content license revenue generated. The increase was partly offset by a $4.6 million, or 24%, decline in content amortization. While the Company engaged in increased barter-based content acquisitions during 2025, the overall decline in amortization primarily resulted from a reduction in original content during the preceding eighteen months, coupled with fewer content releases in 2025. Additionally, other cost of revenues increased in correlation with the growth in AI content licensing, and higher hosting and web service costs directly related to the delivery and management of data assets under our increased AI licensing agreements.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business, focused specifically on the acquisition and retention of Direct subscribers. While these costs may fluctuate based on our specific outreach objectives, we prioritize the allocation of marketing dollars toward efficient customer acquisition methods for our streaming service. For the year ended December 31, 2025, advertising and marketing expenses decreased to $14.0 million from $14.4 million in 2024. The decrease of 0.4 million, or 3%, reflects our efforts to optimize spending while maintaining our market presence and continuing to invest in strategic initiatives aimed at enhancing Direct subscriber engagement and driving long-term growth.
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
The following table details general and administrative costs for the years ended December 31, 2025, and 2024:

	Year Ended December 31,				$ Change	% Change
(in thousands)	2025		2024

Payroll and related	$12,768	38%	$10,515	42%	$2,253	21%
Professional services	3,342	10%	3,147	13%	195	6%
Stock-based compensation	14,366	42%	6,568	27%	7,798	119%
Technology and subscriptions	1,217	4%	1,249	5%	(32)	(3%)
Other[1]	2,128	6%	3,191	13%	(1,063)	(33%)
Total general and administrative	$33,821	100%	$24,670	100%	$9,151	37%

[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.
For the year ended December 31, 2025, general and administrative expenses increased to $33.8 million from $24.7 million for the year ended December 31, 2024. The $9.2 million, or 37%, increase was primarily driven by a $7.8 million rise in stock-based compensation, reflecting both market-based and performance-based equity awards granted during the period. Additionally, payroll and related costs increased by $2.3 million, primarily due to higher incentive-based compensation accruals for the 2025 fiscal year, which were partially offset by slightly lower headcount levels compared to 2024. Professional services also increased by $0.2 million, representing additional legal and consulting fees associated with the secondary offering completed during the period. These increases were partially offset by a $1.1 million reduction in other general and administrative, reflecting our ongoing commitment to streamlining external services and optimizing our overall cost structure.

Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of the Company's warrant liability was estimated using the Black-Scholes valuation model, which took into account a number of economic assumptions, including the market price of the Company's common stock and its expected volatility. Changes in these inputs from period to period significantly affected the reported changes in fair value during the periods the warrants were outstanding. As of December 31, 2025, there were no warrants outstanding, and the Company no longer carried a warrant liability on its consolidated balance sheet.
Interest and Other Income
For the year ended December 31, 2025, interest and other income decreased by $2.1 million. This decline was primarily driven by the non-recurrence of a $1 million income recorded in 2024 related to the Company’s Employee Retention Credit (ERC) claim. The remaining variance was attributable to lower interest income earned on our cash and cash equivalent balances during the period.
Equity Method Investment Loss
During the year ended December 31, 2025, we recorded a $0.2 million equity interests loss related to the equity investments in Nebula, compared to a $2.5 million loss in 2024. The Company no longer recognizes its share of losses from the Spiegel Venture, as the investment balance was fully reduced in 2024 due to cumulative losses in excess of the cost basis of the investment. The Company continues to record its share of income and losses from Nebula.
Income Taxes
For the years ended December 31, 2025, and 2024, we had an income tax provision of an immaterial amount and $0.1 million, respectively. These results reflect pre-tax losses in both years, with the 2024 provision primarily related to foreign withholding taxes. The difference between our effective tax rate and the federal statutory rate is primarily due to a full valuation allowance on our federal and state deferred tax assets
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of December 31, 2025, the Company’s cash and cash equivalents and restricted cash totaled $18.4 million, with an additional $9.0 million held in investments in debt securities that can be readily converted to cash to support ongoing operating cash flow needs. Our cash and cash equivalents primarily consist of short-term deposits and investments held at major global financial institutions. We regularly monitor the creditworthiness of these institutions and maintain a liquidity level sufficient to meet both short-term and long-term cash requirements.
On March 12, 2026, the Company executed a definitive agreement for a $10.0 million Senior Secured Revolving Credit Facility (the "Credit Facility") with Citibank, N.A. The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit and an accordion feature allowing the Company to request increases in the revolving commitment an aggregate principal amount of $20.0 million, subject to lender consent. While the Company has generated positive cash flow from operating activities for two consecutive fiscal years, this Credit Facility provides additional financial flexibility to support strategic growth initiatives. As of the date of this filing, there are no outstanding borrowings under the Credit Facility.
We principally use cash to promote our services through advertising and marketing and to provide working capital for our operations. While we have experienced net losses since inception, we have generated positive cash flow from operating activities in 2024 and 2025 and expect this trend to continue. We believe that our current cash levels and investments, supplemented by anticipated operating cash flows and the availability under our new Credit Facility will be adequate to support our ongoing operations, capital expenditures, dividend payments, and working capital for at least the next twelve months from the date of this filing.

We have used, and expect to continue to use, cash on hand to fund our quarterly dividend, subject to Board approval and market conditions. As of December 31, 2025, we continue to utilize trade and barter transactions, a strategy initiated in 2023, to exchange content assets through licensing agreements. These transactions allow us to acquire high-quality, monetizable content while preserving our cash liquidity.
The following table provides details of the dividends declared and paid as of December 31, 2025.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount
January 30, 2025	March 14, 2025	March 28, 2025	$0.04	$2.3 million
May 5, 2025	June 6, 2025	June 20, 2025	$0.08	$4.6 million
May 8, 2025[1]	June 13, 2025	June 27, 2025	$0.10	$5.8 million
August 5, 2025	September 5, 2025	September 19, 2025	$0.08	$4.6 million
November 11, 2025	December 5, 2025	December 19, 2025	$0.08	$4.7 million
[1]Special dividend.
Our Board of Directors has declared the next cash dividend of $0.08 per share to be paid on March 20, 2026, for an expected aggregate amount of $4.7 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.Under the terms of our new Credit Facility, our ability to pay dividends is conditioned on the Company maintaining liquidity (defined as unrestricted cash plus facility availability) of at least $10.0 million after giving effect to such payment.
On June 10, 2024, our Board authorized and approved a share repurchase program for up to $4 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. During the year ended December 31, 2024, we repurchased $0.3 million of common stock under this program. No shares were repurchased during the year ended December 31, 2025. As of December 31, 2025, $3.7 million remains available for future repurchases under the Board-authorized program.
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
Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
(in thousands)	2025	2024

Net cash provided by operating activities	$13,057	$8,151
Net cash provided by (used in) investing activities	23,148	(31,405)
Net cash used in financing activities	(25,778)	(7,010)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,427	$(30,264)
Operating Activities
Cash flow from operating activities primarily consists of net losses, changes to our content assets (including additions and amortization), and other working capital items. The following table presents a summary of our cash flows from operating activities for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
(in thousands)	2025	2024

Net loss	$(6,427)	$(12,941)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(88)	44
Additions to content assets	(13,944)	(5,698)
Change in content liabilities	80	(125)
Amortization of content assets	14,511	19,130
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(517)	(294)
Stock-based compensation	14,366	6,568
Equity method investment loss	180	2,506
Other non-cash items	632	769
Changes in operating assets and liabilities	4,264	(1,808)
Net cash provided by operating activities	$13,057	$8,151
During the years ended December 31, 2025, our net cash inflow from operating activities was $13.1 million compared to $8.2 million for 2024, an increase in operating cash inflow of $4.9 million.
Although we reported a net loss of $6.4 million for the year ended December 31, 2025, this amount reflected noncash items such as amortization of content assets, stock-based compensation, and changes in operating assets and liabilities of $14.5 million, $14.4 million, and $4.3 million, respectively. Cash used during the year included additions to content assets, and amortization of premiums and accretion of discounts associated with investments in debt securities, net of $1.4 million, and $0.5 million, respectively.
For the year ended December 31, 2024, we reported a net loss of $12.9 million. This amount reflected noncash items such as amortization of content assets, stock-based compensation and equity method investment loss of $19.1 million, $6.6 million and $2.5 million, respectively. Cash used during the year included additions to content assets, and changes in content liabilities of $1.2 million, and $0.1 million, respectively, and changes in operating assets and liabilities of $1.8 million.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, and purchases of property and equipment.
For the year ended December 31, 2025, we recorded a net cash inflow provided by investing activities of $23.1 million, compared to net cash used in investing activities of $31.4 million in 2024.
For the year ended December 31, 2025, the net cash inflow provided by investing activities was primarily driven by $30.6 million of maturities and $5.0 million in sales of debt securities, partially offset by $12.3 million in purchase of debt securities. In contrast, for the year ended December 31, 2024, our cash outflows were primarily attributable to $38.6 million in purchase of debt securities, partially offset by $7.2 million in maturities.
Financing Activities
For the years ended December 31, 2025, and 2024, net cash used in financing activities was $25.8 million and $7.0 million, respectively, an increase of $18.8 million primarily due to dividends paid and tax withholdings related to the net share settlement of vesting Restricted Stock Units (RSUs).
Capital Expenditures
Going forward, we expect to continue making expenditures for purchases of property and equipment. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.
OFF BALANCE SHEET ARRANGEMENTS
As of December 31, 2025, we had no off-balance sheet arrangements.
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
Content Assets
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. Content license terms generally include a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within Net cash provided by (used in) operating activities on the consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets at fair value.
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
Direct Business
The Company’s streaming content is provided to consumers through two primary distribution channels: (i) direct-to-consumer (“DTC”) and (ii) third-party platforms, referred to as Partner Direct. Collectively, DTC and Partner Direct comprise the Company’s Direct Business.
Direct Business. DTC includes subscriptions to consumers as well as bulk subscriptions through enterprises, and provides monthly or annual subscription terms, which are generally billed and payable upfront. Pricing varies based on the subscriber’s location, the selected subscription tier, and the contract term. The Company’s primary performance obligation is to provide continuous access to its content library over the subscription period. As the subscriber simultaneously receives and consumes the benefits of this access, revenue is recognized ratably over the term of the subscription. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.
To ensure wide accessibility, the Company has developed applications for major customer devices, including streaming media players (such as Roku, Apple TV, and Amazon Fire TV) and smart TVs (including LG, Vizio, and Samsung). For subscriptions generated through these third-party app stores, the platform typically bills the subscriber and remits the fee to the Company net of a distribution fee. The Company has determined it acts as the principal in these relationships because it retains control over service delivery and is primarily responsible for fulfilling the promise to provide content access. Accordingly, DTC revenue is recognized on a gross basis, and corresponding distribution fees are recorded as cost of revenues.
Partner Direct. Partner Direct revenue consists of license fees from multichannel video programming distributors (“MVPDs”), virtual MVPDs (“vMVPDs”), and digital distributor partners, including Comcast, Cox, Dish, Amazon Prime Video Channels, Apple Channel, The Roku Channel, Sling TV, and YouTube TV.
In these arrangements, the Company’s performance obligation is to provide the partner’s subscribers with access to CuriosityStream content via the partner's platform. Revenue is typically recognized over the term of the agreement as the service is provided. For agreements structured with per-subscriber fees, revenue is recognized in the period the service is provided based on reported subscriber counts. For fixed-fee arrangements, revenue is recognized on a straight-line basis over the contractual period.
Content Licensing
The Company generates content licensing revenue through the licensing of its content library and proprietary data assets to third-party media and technology companies.
Library Sales. Through our Content Licensing business, we license a collection of existing titles from our content library to media companies. Additionally, the Company licenses and sublicenses proprietary content and data assets to companies for the purpose of training large-language learning models for artificial intelligence (AI) products. The Company has determined these licenses represent the transfer of functional intellectual property, as the content has significant standalone functionality.
Revenue from these arrangements is recognized at a point in time when the license period begins and the content or data assets are made available for the counterparty’s use, representing the moment control is transferred. For certain AI licensing deals involving high-volume data transfers, revenue is recognized as the underlying performance obligations are met, which may occur as data sets are delivered and accepted by the customer, at which point payment of cash consideration is typically due within 30 days.
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
The Company’s Bundled Distribution revenue is derived from affiliate relationships with bundled MVPD and vMVPD partners, including broadband and wireless companies in the U.S. and international territories. These agreements typically convey a broad scope of rights, including access to 24/7 “linear” channels, the Company's video-on-demand content library, mobile rights, and pricing and packaging flexibility. The Company has identified the license of intellectual property and the continuous delivery of content updates as a single performance obligation because the license and the updates are highly interrelated and represent a combined output provided to the partner. This performance obligation is satisfied over time as the partner simultaneously receives and consumes the benefit of the service over the contractual term.
The transaction price for these arrangements typically consists of either an annual fixed fee or a fee per subscriber. For fixed-fee arrangements, revenue is recognized on a straight-line basis over the term of the agreement, representing the Company’s stand-ready obligation to provide content access. For per-subscriber arrangements, revenue is recognized in the period the service is provided based on the actual number of subscribers reported by the partner. These agreements are frequently structured as long-term, multi-year contracts, and the Company recognizes revenue as it fulfills its promise to provide ongoing access to its content ecosystem.
Trade and Barter Transactions
The Company engages in non-monetary trade and barter transactions to exchange content assets through licensing agreements with media counterparties. Certain transactions may also include the exchange of advertising, whereby the Company and its counterparties exchange media campaigns or other promotional services. The Company reviews each transaction to confirm that the content assets, advertising, or other services it receives have economic substance and records revenue in an amount equal to the fair value of what it receives at the time that it completes its performance obligation.

For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred.

Determining the fair value of content assets received in barter transactions requires significant management judgment. The Company utilizes a standardized framework that classifies content into tiers based on a holistic assessment of factors, including the recency of production, production value, and audience appeal. For each tier, the Company applies standardized valuation points derived from observed market bands for long-form factual and documentary content, including externally quoted rates and executed third-party licenses for similar assets, representing Level 2 inputs in the fair value hierarchy prescribed by ASC 820.

Because market benchmarks often vary in duration and scope, the Company normalizes pricing data from recent comparable transactions and external pricing data to align with the specific terms of its barter agreements. Many third-party benchmarks reflect one-year, non-exclusive licenses, whereas the Company’s barter agreements typically involve multi-year terms. Management adjusts market-based rates to account for these differences in duration and rights packages, ensuring that the final assigned value represents a reasonable estimate of the total license value over the life of the agreement. The Company applies these fixed valuation tiers consistently across transactions to prevent opportunistic valuation changes, with limited exceptions for high-volume content or significantly restricted rights grants.

Other
The Company provides advertising and sponsorship services through integrated digital brand partnerships designed to deliver content and brand messaging across various platforms. These services include short- and long-form program integration, branded social media promotional videos, and broadcast advertising spots within video and audio programs made available on linear channels or in front of the paywall. Additionally, the Company generates revenue through digital display ads and content delivery via advertising-based video-on-demand (AVOD), free advertising-supported streaming television (FAST), YouTube, and other digital distribution channels.
The Company identifies each distinct advertising or sponsorship deliverable as a separate performance obligation, and for arrangements involving multiple deliverables, the transaction price is allocated to each based on its relative standalone selling price. Revenue is recognized when the performance obligation is satisfied, which occurs when the advertisement or sponsored content is aired, displayed, or otherwise made available to the intended audience. For impression-based advertising delivered via digital display or AVOD/FAST channels, revenue is typically recognized in the period the impressions are delivered, whereas revenue for program integration and branded content is recognized upon the initial release or broadcast, representing the point in time when control of the service transfers to the customer. In certain multi-period sponsorship arrangements where the Company provides a continuous brand presence, revenue is recognized ratably over the term of the agreement as the benefit is simultaneously received and consumed by the sponsor.
In digital distribution arrangements where the Company utilizes third-party platforms to serve advertisements, revenue is recognized on a gross basis when the Company maintains control over the advertising inventory and is primarily responsible for fulfilling the delivery to the advertiser. Conversely, in instances where the third-party platform maintains control over the inventory or the sale process, revenue is recognized net of the fees retained by the platform. The Company also considers variable consideration in its advertising contracts, such as viewership-based share or volume-based discounts, and recognizes such revenue only to the extent that a significant reversal is not probable.
STOCK-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This compensation cost is recognized in earnings over the period during which an employee is required to provide the service, with the Company accounting for forfeitures as they occur. The Company’s equity awards, which include RSUs and stock options, may be subject to service-based, performance-based, or market-based vesting conditions.

For awards with only service-based conditions, the fair value is recognized as an expense on a straight-line basis over the requisite service period. For performance-based awards that vest upon the achievement of specific financial or operational goals, the Company recognizes compensation expense only when it is determined that it is probable the performance criteria will be met. The Company reassesses the probability of vesting for these awards at each reporting period and adjusts cumulative compensation expense for any subsequent changes in that probability.

For awards subject to market-based conditions, the grant-date fair value is estimated using a Monte Carlo simulation model. Compensation expense for market-based awards is recognized over the derived service period regardless of whether the market condition is ultimately satisfied, provided the requisite service is rendered. When RSUs vest or options are exercised, the Company typically issues previously unissued shares of Common Stock.
RECENT ACCOUNTING PRONOUNCEMENTS
As of December 31, 2025, the Company ceased to be an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (JOBS Act), because that date marked the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering. While the Company previously elected to use the extended transition period provided by the JOBS Act to delay the adoption of new or revised accounting pronouncements until such time as those pronouncements were applicable to private companies, the sunset of its emerging growth company status means the Company is now generally required to comply with new or revised accounting standards on the timelines applicable to public business entities.

The Company continues to qualify as a “smaller reporting company” and a “non-accelerated filer” under the rules of the Securities and Exchange Commission. Although the Company has transitioned to the adoption timelines for public business entities, as a smaller reporting company, it may still be eligible to take advantage of certain accommodations and alternative effective dates for specific accounting standards where the Financial Accounting Standards Board (FASB) allows for a staggered adoption for smaller registrants. The Company will evaluate the impact of any such standards on its consolidated financial statements as they are issued.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted this guidance on January 1, 2025, on a prospective basis. The adoption resulted in expanded disclosures in Note 15 - Income Taxes, specifically regarding the rate reconciliation and cash taxes paid, but did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient that allows them to assume that current economic conditions as of the balance sheet date remain unchanged for the remaining life of the assets when estimating expected credit losses for current accounts receivable and contract assets. In the fourth quarter of 2025, the Company early adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company applied the provisions of this standard prospectively as of January 1, 2025. Under the standard’s practical expedient, the Company assumes that current economic conditions will remain constant over the remaining life of its accounts receivable. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes the accounting for internal-use software by removing prescriptive project stages and replacing them with a principles-based recognition threshold. Under the new guidance, capitalization of software development costs begins when (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used for its intended function. The amendments in this ASU are effective for the Company’s annual reporting period beginning January 1, 2028, and interim periods within that fiscal year. Early adoption is permitted. The Company early adopted this standard on January 1, 2025, using the prospective transition method. Accordingly, the new guidance was applied to software development costs incurred on or after the adoption date for both new and existing projects. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. As required by the standard, capitalized internal-use software costs are now subject to the disclosure requirements of Topic 360, Property, Plant, and Equipment.
Accounting Pronouncements Issued but not Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which amended the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard allows for adoption using either a prospective or a retrospective method of transition. The Company is currently evaluating the impact of adopting ASU 2024-03, including the clarification provided by ASU 2025-01.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are intended to improve the navigability of interim reporting guidance and clarify when Topic 270 is applicable. The ASU provides a comprehensive list of interim disclosure requirements and introduces a disclosure principle requiring an entity to disclose any events or significant changes since the most recent annual reporting period that have a material effect on the entity. The new guidance is effective for the Company’s interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for all entities, and the amendments may be applied either prospectively or retrospectively. The amendments in this update may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Index to Consolidated Financial Statements of CuriosityStream Inc. as of and for the years ended December 31, 2025, and 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CuriosityStream Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CuriosityStream Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue from Trade and Barter Transactions
As described further in notes 2 and 5 to the consolidated financial statements, the Company engages in non-monetary trade and barter transactions to exchange content assets through licensing agreements with media counterparties. The Company reviews each transaction to confirm that the content assets it receives have economic substance and records revenue in an amount equal to the fair value of what it receives at the time that it completes its performance obligation. Fair values are derived from pricing data for long-form factual and documentary content, including externally quoted rates and executed third-party licenses for similar assets. We identified determination of fair value of trade and barter revenues as a critical audit matter.
The principal consideration for our determination that the fair value of trade and barter revenues is a critical audit matter is that determining the fair value of content assets received in barter transactions requires significant management judgment in aligning observable pricing data with the specific terms of its barter agreements.
Our audit procedures related to the fair value of trade and barter revenues included the following, among others:

•For trade and barter contracts entered into in 2025, we read and evaluated the contract, the counter party and the content exchanged to validate that management’s conclusions that the arrangements had commercial substance were reasonable.
•We evaluated the nature of the content received in each transaction and assessed it against the comparable transactions used by management in their fair value analysis to validate that comparable transactions are similar in nature; where license terms were different, we evaluated the reasonableness of management’s considerations of other relevant factors.
•For a selection of content transactions not included in management’s fair value analysis, we evaluated the terms of each transaction and validated management’s conclusion that it did not represent a valid comparable for determining fair value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Arlington, Virginia
March 12, 2026

CURIOSITYSTREAM INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2025		2024

Assets
Current assets
Cash and cash equivalents	$18,318		$7,826
Restricted cash	60		125
Short-term investments in debt and other securities	8,966		24,236
Accounts receivable, net	8,893		6,103
Other current assets	1,198	`2`	1,228
Total current assets	37,435		39,518
Investments in debt securities	—		7,463
Investments in equity method investees	3,668		3,848
Property and equipment, net	404		520
Content assets, net	31,000		31,511
Operating lease right-of-use assets	2,763		3,065
Other assets	461		257
Total assets	$75,731		$86,182
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$362		$282
Accounts payable	9,449		5,608
Accrued expenses and other liabilities	12,094		7,003
Deferred revenue	8,409		10,970
Total current liabilities	30,314		23,863
Warrant liability	—		88
Non-current operating lease liabilities	3,460		3,887
Other liabilities	470		496
Total liabilities	34,244		28,334
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of December 31, 2025, and December 31, 2024; 58,950 shares and 56,814 shares issued as of December 31, 2025 and December 31, 2024, respectively, including 216 treasury shares; 58,734 shares and 56,598 shares outstanding as of December 31, 2025 and December 31, 2024, respectively.	5		5
Treasury stock	(251)		(251)
Additional paid-in capital	377,577		366,508
Accumulated deficit	(335,844)		(308,414)
Total stockholders’ equity	41,487		57,848
Total liabilities and stockholders’ equity	$75,731		$86,182
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024

Revenues	$71,658	$51,134
Operating expenses
Cost of revenues	31,113	25,363
Advertising and marketing	14,028	14,434
General and administrative	33,821	24,670
Total operating expenses	78,962	64,467
Operating loss	(7,304)	(13,333)
Change in fair value of warrant liability	88	(44)
Interest and other income, net	983	3,074
Equity method investment loss	(180)	(2,506)
Loss before income taxes	(6,413)	(12,809)
Provision for income taxes	14	132
Net loss	$(6,427)	$(12,941)
Net loss per share
Basic	$(0.11)	$(0.24)
Diluted	$(0.11)	$(0.24)
Weighted average number of common shares outstanding
Basic	57,664	54,480
Diluted	57,664	54,480
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	53,287	$5	—	$—	$362,636	$(289,995)	$72,646
Net loss	—	—	—	—	—	(12,941)	(12,941)
Dividends declared	—	—	—	—	—	(5,478)	(5,478)
Stock-based compensation, net	3,311	—	—	—	3,872	—	3,872
Buyback of shares	—	—	216	(251)	—	—	(251)
Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net loss						(6,427)	(6,427)
Dividends declared	—	—	—	—	—	(21,003)	(21,003)
Stock-based compensation, net	2,136	—	—	—	11,069	—	11,069
Balance at December 31, 2025	58,734	$5	216	$(251)	$377,577	$(335,844)	$41,487
The accompanying notes are an integral part of these consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(6,427)	$(12,941)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in fair value of warrant liability	(88)	44
Additions to content assets	(13,944)	(5,698)
Change in content liabilities	80	(125)
Amortization of content assets	14,511	19,130
Depreciation and amortization expenses	164	339
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(517)	(294)
Stock-based compensation	14,366	6,568
Equity method investment loss	180	2,506
Other non-cash items	468	430
Changes in operating assets and liabilities
Accounts receivable	(2,790)	(1,343)
Other assets	(194)	1,131
Accounts payable	3,795	843
Accrued expenses and other liabilities	6,070	1,383
Deferred revenue	(2,617)	(3,822)
Net cash provided by operating activities	13,057	8,151

Cash flows from investing activities
Purchases of property and equipment	(102)	—
Sales of investments in debt securities	5,001	—
Maturities of investments in debt securities	30,550	7,200
Purchases of investments in debt securities	(12,301)	(38,605)
Net cash provided by (used in) investing activities	23,148	(31,405)

Cash flows from financing activities
Repurchases of common stock	—	(251)
Dividends paid	(22,010)	(4,063)
Payments related to tax withholding	(3,768)	(2,696)
Net cash used in financing activities	(25,778)	(7,010)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,427	(30,264)
Cash, cash equivalents and restricted cash, beginning of period	7,951	38,215
Cash, cash equivalents and restricted cash, end of period	$18,378	$7,951

Supplemental non-cash investing and financing activities:
Acquisition of equity investment included in accrued liabilities	$178	$—

Supplemental disclosure:
Cash paid for operating leases	$570	$510
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
The principal business of CuriosityStream Inc. (the "Company" or "CuriosityStream") is providing customers with access to high quality factual content via a direct subscription video on-demand (SVOD) platform accessible by internet connected devices, or indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. The Company's online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology. The Company's SVOD platform offers approximately 14,000 accessible on-demand and ad-free productions and includes shows and series from leading non-fiction producers.
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
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization, the assessment of the recoverability of content assets and equity method investments, and the determination of fair value estimates related to non monetary transactions, share-based awards and liability-classified warrants (prior to their expiration in October 2025).
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
During the year ended December 31, 2025, the top three customers accounted for 29% of the Company’s revenues with no customer individually accounting for 15% of the Company’s revenues. This concentration reflects the significant scale and higher per-contract value of agreements for the licensing and sublicensing of the Company’s proprietary programs and data assets for Artificial Intelligence (AI) training. These same three customers accounted for 52% of the Company’s accounts receivable as of December 31, 2025.
During the year ended December 31, 2024, the top three customers accounted for 16% of the Company’s revenues with no customer individually accounting for 10% of the Company’s revenues. These same three customers accounted for 23% of the Company’s accounts receivable as of December 31, 2024.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Restricted cash maintained under agreements that legally restrict the use of such funds is not included within cash and cash equivalents and is reported in a separate line item on the consolidated balance sheets as of December 31, 2025, and 2024.
INVESTMENTS IN DEBT SECURITIES
The Company classifies its investments in debt securities as held-to-maturity ("HTM") under Accounting Standards Codification ("ASC") 320, “Investments—Debt and Equity Securities.” HTM investments represent securities for which the Company has the positive intent and ability to hold to maturity, and they are reported at amortized cost.
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

The Company’s assets measured at fair value on a recurring basis include its investments in money market funds and corporate, U.S. government, and municipal debt securities, as well as assets held in a rabbi trust related to the Company’s non-qualified deferred compensation (“NQDC”) plan. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds, U.S. government debt securities, and the NQDC plan assets. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
The Company’s liabilities previously measured at fair value on a recurring basis included its Private Placement Warrants issued to Software Acquisition Holdings LLC, the Company’s former Sponsor. All such Private Placement Warrants expired on October 14, 2025, at which time the associated liability was reduced to zero. Prior to their expiration, the fair value of the Private Placement Warrants was considered a Level 3 valuation and was determined using the Black-Scholes valuation model. Refer to Note 6 - Stockholders' Equity for significant assumptions which the Company used in the fair value model for the Private Placement Warrants during the periods the warrants were outstanding.
Certain assets are measured at fair value on a nonrecurring basis and are subject to fair value adjustments only in certain circumstances, e.g., when there is evidence of impairment indicators. The Company assesses the fair value of its content as a result of identifying indicators of impairment related to those assets. Additionally, the Company recognizes revenue from non-cash consideration received through barter transactions, as described in the Revenue Recognition accounting policy. The resulting fair value measurements of the equity-method investments, content assets, and non-cash consideration from barter arrangements are considered to be Level 3 measurements. The resulting fair value measurements of the equity-method investments and content assets are considered to be Level 3 measurements. Refer to Note 3 - Equity Investments and Note 4 - Balance Sheet Components for further discussion of the results of these analyses.
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
INVESTMENTS IN EQUITY SECURITIES
On November 14, 2025, the Company executed a Series Seed Preferred Share Purchase Agreement to acquire a minority equity interest in a private AI technology company. As of December 31, 2025, the Company holds 1,217,730 Series 2 Seed Preferred Shares, representing approximately a 2.60% ownership interest on a fully diluted basis. These shares are convertible into common stock at the Company's option and carry a liquidation preference of CAD 0.2053 per share. The shares are non-redeemable and represent a permanent equity interest in the investee. The shares entitle the Company to dividend and voting rights on an as-converted basis and provide certain protective rights over major corporate actions of the investee. The total cash consideration for this investment was $0.2 million, which was recorded as an accrued investment payable at December 31, 2025, and subsequently settled in cash on January 2, 2026.

The Company evaluated the nature of this investment and determined that it does not exercise significant influence over the operating and financial policies of the investee. Because this investment does not have a readily determinable fair value, the Company has elected to account for it utilizing the measurement alternative under ASC 321, Investments—Equity Securities. Due to the size of the investment, the carrying value is included within Other Assets on the Consolidated Balance Sheets. Under this method, the investment is recorded at cost, less any impairment, and is adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company performs a qualitative assessment each reporting period, including a review of the investee's financial performance and industry trends, to evaluate whether the investment is impaired. As of December 31, 2025, no such impairments or observable price changes were identified.
ACCOUNTS RECEIVABLE
Accounts receivable is comprised of receivables from subscriptions revenue, license fees revenue, and other revenue. The Company records accounts receivable net of an allowance for expected credit losses. Effective January 1, 2025, the Company early adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets and elected the practical expedient to assume that current economic conditions as of the balance sheet date remain constant over the remaining life of its current accounts receivable. The allowance is determined based on a review of the estimated collectability of the specific accounts, historical loss experience, and existing economic conditions. Uncollectible amounts are written off against the allowance for credit losses accounts once management determines collection of such amount, or a portion thereof, to be less than probable. As of December 31, 2025, and 2024, allowance for expected credit losses was an immaterial amount and $0.2 million, respectively.
CONTENT ASSETS
The Company acquires, licenses and produces content, including original programming, in order to offer customers unlimited viewing of factual entertainment content. Content license terms generally include a fixed fee and specific windows of availability. Payments for content, including additions to content assets and the changes in related liabilities, are classified within Net cash provided by (used in) operating activities on the consolidated statements of cash flows. Content acquired or licensed through trade and barter transactions is also reported within additions to content assets at fair value.
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
PROPERTY AND EQUIPMENT
Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.
The Company capitalizes certain internal-use software development costs, which consist primarily of direct labor and third-party costs. Capitalization begins when management has authorized and committed to funding the project and it is probable that the project will be completed and used for its intended function. Capitalization ceases when the software is ready for its intended use. These costs are amortized on a straight-line basis over the software’s estimated useful life, generally 3 years. Repairs and maintenance expenses are expensed as incurred.
LONG-LIVED ASSETS
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2025, and 2024, the Company recognized no impairment charges related to long-lived assets .
INTANGIBLE ASSETS
Intangible assets, excluding capitalized internal-use software costs, are carried at cost and amortized over their estimated useful lives. Amortization is recorded within general and administrative expenses in the consolidated statements of operations. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair value. The Company’s policy and disclosures for internal-use software costs are included within the Property and Equipment policy.
WARRANT LIABILITY
The Company previously classified its Private Placement Warrants as liabilities prior to their expiration in October 2025, as the terms of these warrants provided for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares. Such provisions precluded the warrants from classification as equity. The Private Placement Warrants were recorded at fair value on the consolidated balance sheets, and changes in their fair value were reported in the consolidated statements of operations. During the third quarter of 2025, the fair value of the warrant liability was reduced to zero as the warrants approached their expiration. All such warrants subsequently expired unexercised on October 14, 2025, and are no longer outstanding.
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
Direct Business
The Company’s streaming content is provided to consumers through two primary distribution channels: (i) direct-to-consumer (“DTC”) and (ii) third-party platforms, referred to as Partner Direct. Collectively, DTC and Partner Direct comprise the Company’s Direct Business.
Direct Business. DTC includes subscriptions to consumers as well as bulk subscriptions through enterprises, and provides monthly or annual subscription terms, which are generally billed and payable upfront. Pricing varies based on the subscriber’s location, the selected subscription tier, and the contract term. The Company’s primary performance obligation is to provide continuous access to its content library over the subscription period. As the subscriber simultaneously receives and consumes the benefits of this access, revenue is recognized ratably over the term of the subscription. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities.
To ensure wide accessibility, the Company has developed applications for major customer devices, including streaming media players (such as Roku, Apple TV, and Amazon Fire TV) and smart TVs (including LG, Vizio, and Samsung). For subscriptions generated through these third-party app stores, the platform typically bills the subscriber and remits the fee to the Company net of a distribution fee. The Company has determined it acts as the principal in these relationships because it retains control over service delivery and is primarily responsible for fulfilling the promise to provide content access. Accordingly, DTC revenue is recognized on a gross basis, and corresponding distribution fees are recorded as cost of revenues.
Partner Direct. Partner Direct revenue consists of license fees from multichannel video programming distributors (“MVPDs”), virtual MVPDs (“vMVPDs”), and digital distributor partners, including Comcast, Cox, Dish, Amazon Prime Video Channels, Apple Channel, The Roku Channel, Sling TV, and YouTube TV.
In these arrangements, the Company’s performance obligation is to provide the partner’s subscribers with access to CuriosityStream content via the partner's platform. Revenue is typically recognized over the term of the agreement as the service is provided. For agreements structured with per-subscriber fees, revenue is recognized in the period the service is provided based on reported subscriber counts. For fixed-fee arrangements, revenue is recognized on a straight-line basis over the contractual period.
Content Licensing
The Company generates content licensing revenue through the licensing of its content library and proprietary data assets to third-party media and technology companies.
Library Sales. Through our Content Licensing business, we license a collection of existing titles from our content library to media companies. Additionally, the Company licenses and sublicenses proprietary content and data assets to companies for the purpose of training large-language learning models for artificial intelligence (AI) products. The Company has determined these licenses represent the transfer of functional intellectual property, as the content has significant standalone functionality.
Revenue from these arrangements is recognized at a point in time when the license period begins and the content or data assets are made available for the counterparty’s use, representing the moment control is transferred. For certain AI licensing deals involving high-volume data transfers, revenue is recognized as the underlying performance obligations are met, which may occur as data sets are delivered and accepted by the customer, at which point payment of cash consideration is typically due within 30 days.
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
The Company’s Bundled Distribution revenue is derived from affiliate relationships with bundled MVPD and vMVPD partners, including broadband and wireless companies in the U.S. and international territories. These agreements typically convey a broad scope of rights, including access to 24/7 “linear” channels, the Company's video-on-demand content library, mobile rights, and pricing and packaging flexibility. The Company has identified the license of intellectual property and the continuous delivery of content updates as a single performance obligation because the license and the updates are highly interrelated and represent a combined output provided to the partner. This performance obligation is satisfied over time as the partner simultaneously receives and consumes the benefit of the service over the contractual term.
The transaction price for these arrangements typically consists of either an annual fixed fee or a fee per subscriber. For fixed-fee arrangements, revenue is recognized on a straight-line basis over the term of the agreement, representing the Company’s stand-ready obligation to provide content access. For per-subscriber arrangements, revenue is recognized in the period the service is provided based on the actual number of subscribers reported by the partner. Partners typically remit payment of consideration due to the Company on a quarterly basis. These agreements are frequently structured as long-term, multi-year contracts, and the Company recognizes revenue as it fulfills its promise to provide ongoing access to its content ecosystem.

Trade and Barter Transactions
The Company engages in non-monetary trade and barter transactions to exchange content assets through licensing agreements with media counterparties. Certain transactions may also include the exchange of advertising, whereby the Company and its counterparties exchange media campaigns or other promotional services. The Company reviews each transaction to confirm that the content assets, advertising, or other services it receives have economic substance and records revenue in an amount equal to the fair value of what it receives at the time that it completes its performance obligation.

For advertising, the performance obligation is satisfied upon the Company’s delivery of the media campaign or other service to the counterparty. For an exchange of content, the performance obligation is satisfied at the time the content is made available for the counterparty to use, which represents the point in time that control is transferred.

Determining the fair value of content assets received in barter transactions requires significant management judgment. The Company utilizes a standardized framework that classifies content into tiers based on a holistic assessment of factors, including the recency of production, production value, and audience appeal. For each tier, the Company applies standardized valuation points derived from observed market bands for long-form factual and documentary content, including externally quoted rates and executed third-party licenses for similar assets, representing Level 2 inputs in the fair value hierarchy prescribed by ASC 820.

Because market benchmarks often vary in duration and scope, the Company normalizes pricing data from recent comparable transactions and external pricing data to align with the specific terms of its barter agreements. Many third-party benchmarks reflect one-year, non-exclusive licenses, whereas the Company’s barter agreements typically involve multi-year terms. Management adjusts market-based rates to account for these differences in duration and rights packages, ensuring that the final assigned value represents a reasonable estimate of the total license value over the life of the agreement. The Company applies these fixed valuation tiers consistently across transactions to prevent opportunistic valuation changes, with limited exceptions for high-volume content or significantly restricted rights grants.

Other
The Company provides advertising and sponsorship services through integrated digital brand partnerships designed to deliver content and brand messaging across various platforms. These services include short- and long-form program integration, branded social media promotional videos, and broadcast advertising spots within video and audio programs made available on linear channels or in front of the paywall. Additionally, the Company generates revenue through digital display ads and content delivery via advertising-based video-on-demand (AVOD), free advertising-supported streaming television (FAST), YouTube, and other digital distribution channels.
The Company identifies each distinct advertising or sponsorship deliverable as a separate performance obligation, and for arrangements involving multiple deliverables, the transaction price is allocated to each based on its relative standalone selling price. Revenue is recognized when the performance obligation is satisfied, which occurs when the advertisement or sponsored content is aired, displayed, or otherwise made available to the intended audience. For impression-based advertising delivered via digital display or AVOD/FAST channels, revenue is typically recognized in the period the impressions are delivered, whereas revenue for program integration and branded content is recognized upon the initial release or broadcast, representing the point in time when control of the service transfers to the customer. In certain multi-period sponsorship arrangements where the Company provides a continuous brand presence, revenue is recognized ratably over the term of the agreement as the benefit is simultaneously received and consumed by the sponsor.
In digital distribution arrangements where the Company utilizes third-party platforms to serve advertisements, revenue is recognized on a gross basis when the Company maintains control over the advertising inventory and is primarily responsible for fulfilling the delivery to the advertiser. Conversely, in instances where the third-party platform maintains control over the inventory or the sale process, revenue is recognized net of the fees retained by the platform. The Company also considers variable consideration in its advertising contracts, such as viewership-based share or volume-based discounts, and recognizes such revenue only to the extent that a significant reversal is not probable.
COST OF REVENUES
Cost of revenues primarily includes content asset amortization, streaming delivery costs, payment processing costs and distribution fees.

ADVERTISING AND MARKETING
Advertising and marketing expenses include digital, radio, and television advertisements as well as brand awareness expenditures. These costs are expensed as incurred. For the years ended December 31, 2025, and 2024, advertising and marketing expenses were $14.0 million and $14.4 million, respectively, and are reflected in the accompanying consolidated statements of operations.
STOCK-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This compensation cost is recognized in earnings over the period during which an employee is required to provide the service, with the Company accounting for forfeitures as they occur. The Company’s equity awards, which include RSUs and stock options, may be subject to service-based, performance-based, or market-based vesting conditions.

For awards with only service-based conditions, the fair value is recognized as an expense on a straight-line basis over the requisite service period. For performance-based awards that vest upon the achievement of specific financial or operational goals, the Company recognizes compensation expense only when it is determined that it is probable the performance criteria will be met. The Company reassesses the probability of vesting for these awards at each reporting period and adjusts cumulative compensation expense for any subsequent changes in that probability.

For awards subject to market-based conditions, the grant-date fair value is estimated using a Monte Carlo simulation model. Compensation expense for market-based awards is recognized over the derived service period regardless of whether the market condition is ultimately satisfied, provided the requisite service is rendered. When RSUs vest or options are exercised, the Company typically issues previously unissued shares of Common Stock.

Refer to Note 8 - Stock-Based Compensation in the Notes to Consolidated Financial Statements for further information regarding the specific assumptions and valuation models used for these awards.
NONQUALIFIED DEFERRED COMPENSATION PLAN
In July 2025, the Company established a nonqualified deferred compensation plan (the "NQDC Plan") for the benefit of a select group of management and highly compensated employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The NQDC Plan allows eligible participants to defer a portion of their base salary and/or annual incentive compensation.
The Company records a liability for participant deferrals, which represents an unsecured general obligation of the Company to pay the participants in the future. This liability is adjusted in each reporting period to reflect the performance of the investments selected by the participants, with a corresponding charge or credit to compensation expense in the Consolidated Statements of Operations. As of December 31, 2025, the NQDC Plan liability was $0.1 million and is included in "Other liabilities" on the Consolidated Balance Sheets. Refer to Note 11- Retirement Plan in the Notes to Consolidated Financial Statements for further information.
RESTRUCTURING
From time to time, the Company approves and implements restructuring plans to align internal resources and reduce costs. These plans may include employee terminations and contract cancellations. In 2023, the Company initiated a restructuring plan that resulted in the elimination of certain full-time positions. While the workforce optimization plan was initiated in 2023, the administrative execution and related settlement of severance obligations extended into 2024. As a result, the Company recorded pre-tax restructuring charges of an immaterial amount and $0.2 million for the year ended December 31, 2025 and 2024, respectively, primarily related to severance and workforce optimization costs. These expenses were classified within general and administrative expenses in the accompanying consolidated statements of operations. Of the total restructuring costs, the Company paid $0.1 million in 2025 and $0.9 million in 2024, respectively.
FOREIGN CURRENCY TRANSACTIONS

The Company’s functional currency is the U.S. dollar. Foreign currency transaction gains and losses, which result from the settlement of receivables or payables denominated in currencies other than the functional currency, are included in Other income (expense), net in the Consolidated Statements of Operations. The

aggregate foreign currency transaction loss included in net loss was of an immaterial amount and $0.1 million for the years ended December 31, 2025 and 2024, respectively
INCOME TAXES
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
RECENT ACCOUNTING PRONOUNCEMENTS
As of December 31, 2025, the Company ceased to be an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (JOBS Act), because that date marked the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering. While the Company previously elected to use the extended transition period provided by the JOBS Act to delay the adoption of new or revised accounting pronouncements until such time as those pronouncements were applicable to private companies, the sunset of its emerging growth company status means the Company is now generally required to comply with new or revised accounting standards on the timelines applicable to public business entities.

The Company continues to qualify as a “smaller reporting company” and a “non-accelerated filer” under the rules of the Securities and Exchange Commission. Although the Company has transitioned to the adoption timelines for public business entities, as a smaller reporting company, it may still be eligible to take advantage of certain accommodations and alternative effective dates for specific accounting standards where the Financial Accounting Standards Board (FASB) allows for a staggered adoption for smaller registrants. The Company will evaluate the impact of any such standards on its consolidated financial statements as they are issued.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted this guidance on January 1, 2025, on a prospective basis. The adoption resulted in expanded disclosures in Note 15 - Income Taxes, specifically regarding the rate reconciliation and cash taxes paid, but did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides all entities with a practical expedient that allows them to assume that current economic conditions as of the balance sheet date remain unchanged for the remaining life of the assets when estimating expected credit losses for current accounts receivable and contract assets. In the fourth quarter of 2025, the Company early adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company applied the provisions of this standard prospectively as of January 1, 2025. Under the standard’s practical expedient, the Company assumes that current economic conditions will remain constant over the remaining life of its accounts receivable. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes the accounting for internal-use software by removing prescriptive project stages and replacing them with a principles-based recognition threshold. Under the new guidance, capitalization of software development costs begins when (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used for its intended function. The amendments in this ASU are effective for the Company’s annual reporting period beginning January 1, 2028, and interim periods within that fiscal year. Early adoption is permitted. The Company early adopted this standard on January 1, 2025, using the prospective transition method. Accordingly, the new guidance was applied to software development costs incurred on or after the adoption date for both new and existing projects. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. As required by the standard, capitalized internal-use software costs are now subject to the disclosure requirements of Topic 360, Property, Plant, and Equipment.
Accounting Pronouncements Issued but not Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which amended the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The standard allows for adoption using either a prospective or a retrospective method of transition. The Company is currently evaluating the impact of adopting ASU 2024-03, including the clarification provided by ASU 2025-01.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are intended to improve the navigability of interim reporting guidance and clarify when Topic 270 is applicable. The ASU provides a comprehensive list of interim disclosure requirements and introduces a disclosure principle requiring an entity to disclose any events or significant changes since the most recent annual reporting period that have a material effect on the entity. The new guidance is effective for the Company’s interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for all entities, and the amendments may be applied either prospectively or retrospectively. The amendments in this update may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
NOTE 3 - EQUITY INVESTMENTS
EQUITY INVESTMENTS
On November 14, 2025, the Company executed a Series Seed Preferred Share Purchase Agreement to acquire a minority equity interest in a private AI technology company. As of December 31, 2025, the Company holds 1,217,730 Series 2 Seed Preferred Shares, representing approximately a 2.60% ownership interest on a fully diluted basis. These shares are convertible into common stock at the Company's option and carry a liquidation preference of $0.20530 per share. The shares are non-redeemable and represent a permanent equity interest in the investee. The shares entitle the Company to dividend and voting rights on an as-converted basis and provide certain protective rights over major corporate actions of the investee. The total cash consideration for this investment was $0.2 million, which was recorded as an accrued investment payable at December 31, 2025, and subsequently settled in cash on January 2, 2026.
The Company’s holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The carrying value of the Company’s equity method investment in the Spiegel Venture was reduced to zero as of December 31, 2024, and remains unchanged as of December 31, 2025. The carrying values for the investment in Nebula as of December 31, 2025, and 2024, were as follows:

(in thousands)	Nebula

Balance, December 31, 2024	$3,848
Equity method investment loss	(180)
Balance, December 31, 2025	$3,668

Spiegel Venture
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH ("Spiegel TV") and Autentic GmbH ("Autentic"), operates two documentary channels, and a free advertising-supported streaming television (FAST) channel, and receives a share of revenue from the Company's German-language SVOD service. The Spiegel Venture provides factual content to audiences in Germany and certain German-speaking regions of other countries. As of December 31, 2024, the Company’s carrying value in the Spiegel Venture was written down to zero as the Company’s share of cumulative losses exceeded its initial investment. The Company has not received any dividends from the Spiegel Venture as of December 31, 2025.
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
As of December 31, 2025, the Company estimated the aggregate purchase price payable to be in the range of $1.8 million and $2.2 million based on the formula set forth in the SPA and management’s current expectations. The ultimate amount, if any, will depend on the Spiegel Venture’s audited fiscal 2025 results and other period-end adjustments and could differ materially from this estimate.
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

Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of December 31, 2023. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula Board of Directors. The Company has not received dividends from Nebula as of December 31, 2025.
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
Impairment Assessment
The Company regularly reviews its investments in equity method investees for impairment, including when the carrying value of an investment exceeds its related market or fair value. If it is determined that an investment has sustained an “other-than-temporary” decline in value, the investment is written down to its fair value. Factors considered in this determination include: (i) the market value of the investee in relation to its cost basis, (ii) the financial condition and operating performance of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period to allow for a recovery in the market value of the investment.
As a result of an impairment analysis performed in 2024, the Company determined the carrying value of its investment in the Spiegel Venture exceeded its fair value, and recorded an impairment charge a $0.1 million to reduce the carrying value to zero. As of December 31, 2025 and 2024, the carrying value of the Spiegel Venture remained zero. No impairment charges were recorded for equity method investments during the year ended December 31, 2025.
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2025, and 2024 is as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Cash and cash equivalents	$18,318	$7,826
Restricted cash	60	125
Cash, cash equivalents and restricted cash	$18,378	$7,951
As of December 31, 2025, and 2024, the Company held $0.1 million in restricted cash. These funds serve as collateral required by a financial institution in connection with the Company's corporate credit card agreements.

To determine the fair value of its investments in money market funds, certificate of deposit, mutual funds, U.S. Government and corporate debt securities, the Company uses unadjusted quoted market prices (Level 1 inputs), and quoted prices for comparable assets (Level 2 inputs), respectively. As of December 31, 2025, and December 31, 2024, the fair value of the Company’s securities investments was as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total	Cash and Cash Equivalents	Short-term Investments	Investments (non-current)	Total

Level 1 Securities
Money market funds	$10,842	$—	$—	$10,842	$3,512	$—	$—	$3,512
Certificate of deposit	—	—	—	—	—	9,000	—	—
Mutual funds	—	—	76	76	—	—	—	—
U.S. government securities	250	—	—	250	—	1,495	—	1,495
Total Level 1 Securities	11,092	—	76	11,168	3,512	10,495	—	14,007
Level 2 Securities
Corporate debt securities	4,234	8,964	—	13,198	649	13,736	7,459	21,844
Total Level 2 Securities	4,234	8,964	—	13,198	649	13,736	7,459	21,844
Total	$15,326	$8,964	$76	$24,366	$4,161	$24,231	$7,459	$35,851
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of December 31, 2025:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt Securities:
Corporate Debt Securities	$13,200	$—	$(2)	$13,198
U.S. Government Debt Securities	250	—	—	250
	$13,450	$—	$(2)	$13,448
The Company did not record any realized gains or losses on its debt securities for the years ended December 31, 2025, and 2024.
For the year ended December 31, 2025, the Company recorded a nominal amount of net investment income and an unrealized loss related to the mutual funds held in the Rabbi Trust related to the NQDC plan, which is included in Interest and other income, net in the Consolidated Statements of Operations.
Accrued interest on held-to-maturity securities is excluded from the amortized cost basis. As of December 31, 2025, the total accrued interest receivable excluded from the disclosed amortized cost basis was $0.1 million, net of any allowance for credit losses.
The Company’s held-to-maturity investments as of December 31, 2025, consist of short term, investment-grade debt securities, primarily corporate bonds and U.S. Treasury securities. Based on external credit ratings and economic forecasts, the Company determined that the expected credit losses over the lifetime of these securities are immaterial. Therefore, no allowance for credit losses has been recorded for these securities as of December 31, 2025.
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as December 31, 2025:

	December 31, 2025
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$13,450	$13,448
Total	$13,450	$13,448
Our investment in the private AI technology company is an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321; accordingly, it is not categorized within the fair value hierarchy.
ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024, which reflects management’s estimate of expected credit losses over the contractual life of the Company's accounts receivable.

(in thousands)	2025	2024
Balance at beginning of period	$243	$458
Provisions for credit losses	12	240
Write-offs charged against the allowance	(77)	(241)
Recoveries of amounts previously written off	(171)	(214)
Balance at end of period	$7	$243
CONTENT ASSETS
As of December 31, 2025, and 2024, content assets, net consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Licensed content, net
Released, less amortization and impairment	$9,307	$10,190
Prepaid and unreleased	11,209	3,139
Total licensed content, net	20,516	13,329

Produced content, net
Released, less amortization and impairment	10,292	17,717
In production	192	465
Total produced content, net	10,484	18,182
Total content assets, net	$31,000	$31,511

Of the $9.3 million unamortized cost of licensed content that had been released as of December 31, 2025, the Company expects that $5.9 million, $2.0 million, and $0.5 million will be amortized in each of the next three years. Of the $10.3 million unamortized cost of produced content that had been released as of December 31, 2025, the Company expects that $4.7 million, $3.5 million, and $1.5 million will be amortized in each of the next three years.
As of December 31, 2025, the Company has licensed content that is contractually completed but not yet released. The timing of the release for this content is uncertain, and therefore, the Company cannot reasonably estimate the portion of costs that will be amortized in the next 12 months. The Company will recognize amortization once the content is published and available for monetization.
Content assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges were recognized during the years ended December 31, 2025 and 2024.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which is included within cost of revenues in the Company’s consolidated statements of operations. For the years ended December 31, 2025, and 2024, content amortization was as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Licensed content	$7,546	$8,203
Produced content	6,965	10,927
Total	$14,511	$19,130
ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of December 31, 2025, and December 31, 2024:

	Year Ended December 31,
(in thousands)	2025	2024

Accrued payroll and benefits	$4,964	$2,540
Accrued revenue share	3,846	956
Sales & Income Tax liabilities	935	946
Accrued royalties	452	53
Operating lease liabilities	428	396
Dividends payable	408	1,415
Other accrued expenses	1,061	697
Total	$12,094	$7,003
PROPERTY AND EQUIPMENT
As of December 31, 2025, and 2024, property and equipment, summarized by major classifications, were as follows:

	Estimated Useful Life (in Years)	Year Ended December 31,
(in thousands)		2025	2024

Furniture and fixtures	10 to 15	$98	$101
Equipment	5	942	1,040
Computer and software	3 to 5	379	470
Website and application development	3	—	37
Leasehold improvements	Lesser of lease term or lives	703	703
Work-in-progress	—	—	77
Property and equipment, gross		2,122	2,428
Less accumulated depreciation and amortization		1,718	1,908
Property and equipment, net		$404	$520

Depreciation and amortization expense related to property and equipment, including the amortization of internal-use software and leasehold improvements, was $0.1 million and $0.3 million for the years ended December 31, 2025, and 2024, respectively.
WARRANT LIABILITY
As described in Note 6 - Stockholders' Equity, the Private Placement Warrants were classified as a non-current liability and reported at fair value at each reporting period. All such warrants expired unexercised on October 14, 2025. As of December 31, 2025, there was no outstanding warrant liability on the consolidated balance sheet.

The following table presents the fair value of the warrant liability as of December 31, 2024:

As of December 31,
(in thousands)	2024

Level 3
Private Placement Warrants	$88
Total Level 3	$88
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the years ended December 31, 2025, and 2024, as well as the relative percentage to total revenue.

	Year Ended December 31,
(in thousands)	2025		2024

Direct Business:
Direct-to-Consumer	$23,763	33%	$31,332	61%
Partner Direct	9,850	14%	7,260	14%
Total Direct Business	33,613	47%	38,592	75%

Content Licensing:
Library sales*	33,233	46%	7,357	14%
Presales	—	—%	441	1%
Total Content Licensing	33,233	46%	7,798	15%

Bundled Distribution	3,379	5%	3,937	8%

Other	1,433	2%	807	2%

Total revenues	$71,658		$51,134

* Amounts includes $12.6 million and $4.5 million from trade and barter transactions for the years ended December 31, 2025, and 2024, respectively.
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2025, the Company expects to recognize revenues in the future related to performance obligations that are unsatisfied as follows:

	Year Ended December 31,
(in thousands)	2026	2027	2028	2029	Thereafter	Total

Remaining performance obligations	$2,467	$506	$296	$94	$12	$3,375
These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of content that are solely based on sales or usage-based royalties.

DEFERRED REVENUE
Contract liabilities (i.e., deferred revenue) consists of subscriber and affiliate license fees billed that have not been recognized, amounts contractually billed or collected for content licensing sales in advance of the related content being made available to the customer, and unredeemed gift cards and other prepaid subscriptions that have not been redeemed. Approximately 90% of the contract liability balance relates to annual subscriptions.
As of December 31, 2025, and 2024, total deferred revenues were $8.7 million and $11.4 million, respectively, with non-current portions of $0.3 million and $0.4 million, respectively, which are recorded within other liabilities in the consolidated balance sheets.
The decrease of $2.6 million in the contract liability balance during the fiscal year ended December 31, 2025, was primarily driven by a $2.5 million decrease in deferred revenue from Direct-to-Consumer (DTC) subscriptions. This decline is consistent with an overall decrease in the Company's subscriber count during the year ended December 31, 2025.
The following table provides a roll-forward of the contract liability balances for the fiscal year ended December 31, 2025:

(in thousands)	2025	2024
Balance at beginning of period	$11,350	$15,172
Revenue recognized in the current period from beginning balance	(10,951)	(14,671)
New deferrals, net of amounts recognized in current period	8,334	10,849
Balance at end of period	$8,733	$11,350
TRADE AND BARTER TRANSACTIONS
During 2025, the Company continued to enter into trade and barter transactions, primarily for the purpose of exchanging content assets through licensing agreements with media counterparties.
For content acquired through trade and barter transactions, the Company records the acquired assets in the consolidated balance sheet and amortizes those assets over the term of the content license, beginning at the time the asset is published, in accordance with the Company’s content and amortization policies. For other products and services received through trade and barter transactions, the Company records operating expenses upon receipt of such products and services, as applicable.
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
For the years ended December 31, 2025, and 2024, trade and barter revenues were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Trade and barter license fees: Content licensing	$12,573	$4,530
For the years ended December 31, 2025, and 2024, trade and barter costs of revenue were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Trade and barter costs of revenue	$18	$—

For the years ended December 31, 2025, and 2024, additions to content assets resulting from trade and barter transactions were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Trade and barter additions to content assets	$12,555	$4,530
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of December 31, 2025, and 2024, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (i) 125,000,000 shares of Common Stock and (ii) 1,000,000 shares of preferred stock.
TREASURY STOCK
On June 10, 2024, the Company's Board of Directors (the "Board") authorized and approved a share repurchase program for up to $4.0 million of the then-outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws.
During the year ended December 31, 2024, the Company had repurchased 216,000 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchase was $0.3 million, which has been recorded as treasury stock in the equity section of the Company’s consolidated balance sheets.
There were no share repurchases during the year ended December 31, 2025. As of December 31, 2025, $3.7 million remained available for future repurchases under the Board-authorized program.
WARRANTS
All of the Company’s outstanding Warrants expired unexercised on October 14, 2025. As of December 31, 2025, there were no Warrants outstanding and the related warrant liability was zero.
Prior to their expiration, the Company had 3,054,203 Public Warrants and 3,676,000 Private Placement Warrants outstanding. Each whole warrant entitled the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Private Placement Warrants were liability-classified, and the Public Warrants were equity-classified. No warrants were exercised during the years ended December 31, 2025, and 2024.

The Private Placement Warrants were recorded at fair value as of each reporting date with the change in fair value reported in the accompanying consolidated statements of operations as “Change in fair value of warrant liability”. The fair value of the Private Placement Warrant liability was estimated using a Black-Scholes pricing model with Level 3 inputs. As of September 30, 2025, the fair value of the Private Placement Warrants was determined to be zero as the Warrants were significantly out-of-the-money and approaching their expiration date. Because the Private Placement Warrants have been written down to zero during the third quarter of 2025, and subsequently extinguished upon expiration, no fair value measurements or significant assumptions were required for the Black-Scholes model as of December 31, 2025. The significant assumptions used to determine fair value as of December 31, 2024, were as follows:

Year Ended December 31,
2024

Exercise price	$11.50
Stock Price (CURI)	$1.53
Expected volatility	107.8%
Expected warrant term (years)	0.8
Risk-free interest rate	4.16%
Dividend yield	2%
Fair Value per Private Placement Warrant	$0.02
The changes in fair value of the private placement warrant liability for the years ended December 31, 2025, and 2024 resulted in a gain (loss) of $0.09 million and $(0.04) million, respectively.
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
For the years ended December 31, 2025, and 2024, the components of basic and diluted net loss per share were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Numerator — Basic and Diluted EPS
Net loss	$(6,427)	$(12,941)
Denominator — Basic and Diluted EPS
Weighted–average shares	57,664	54,480
Net loss per share — Basic and Diluted	$(0.11)	$(0.24)

Common shares issuable for warrants, options, and RSUs represent the total amount of outstanding warrants, stock options, and restricted stock units as of December 31, 2025, and 2024. For the years ended December 31, 2025, and 2024, the following share equivalents were excluded from the calculation of diluted net loss per share as the inclusion of such shares would have been be anti-dilutive.

	Year Ended December 31,
(in thousands)	2025	2024

Options	27	27
Restricted Stock Units	3,428	2,061
Warrants	—	6,730
Total	3,455	8,818
NOTE 8 - STOCK-BASED COMPENSATION
In October 2020, the Board adopted the CuriosityStream 2020 Omnibus Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Legacy CuriosityStream Stock Option Plan. Upon adoption of the 2020 Plan, a total of 7,725,000 shares were approved to be issued as stock options, share appreciation rights, restricted stock units and restricted stock. In June 2025, the Company’s stockholders approved an amendment to the 2020 Plan to increase the number of shares of common stock reserved for issuance thereunder by 3,000,000 shares, bringing the total number of shares reserved for issuance thereunder to 10,725,000 shares.
Stock options and RSUs generally vest on a monthly, quarterly, or annual basis over a period of up to four years from the grant date. In addition to time-based vesting, certain RSU awards are subject to performance-based conditions (based on the achievement of specific financial or operational goals) or market-based conditions (based on the Company’s stock price performance). When options are exercised or RSUs vest, the Company issues previously unissued shares of Common Stock to satisfy the awards, net of shares withheld for taxes if elected by the holder.
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognizing the expense in earnings over the period during which an employee is required to provide the service. Expense for time-based awards is recognized on a straight-line basis over the requisite service period. Expense for awards with accelerated vesting subject to performance or market-based triggers is recognized over the shorter of the derived or requisite time-based service period. Forfeitures are accounted for as they occur.
STOCK OPTIONS
The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which incorporates assumptions regarding stock price volatility, employee exercise behavior, future dividend payments, and risk-free interest rates. Due to a lack of sufficient historical exercise behavior, the Company utilizes the simplified method to estimate the expected term, representing the midpoint between the vesting date and the end of the contractual term. Volatility is estimated using the Company’s historical volatility alongside that of similar public companies, while the risk-free interest rate is based on the rate of return on U.S. Treasury securities with maturities approximating the expected term. No options were exercised during the years ended December 31, 2025, or 2024.

Historically, the Board and shareholders approved a stock option exchange program in 2023, permitting the exchange of certain underwater options for RSUs of equivalent fair value. This exchange, completed in July 2023, resulted in 4.6 million options being exchanged for 1.6 million RSUs with a fair value of $0.99 per share. For options already vested at the time, the resulting RSUs fully vested in July 2024; otherwise, original vesting schedules remained in effect. No incremental compensation expense was recorded as a result of this program.

As of December 31, 2025, and 2024, all outstanding stock options were fully exercisable with a weighted-average exercise price of $5.00 and a weighted-average remaining contractual term of 3.67 years. There were no unvested stock options as of December 31, 2025, and 2024.

RSUs
The Company issues RSU awards that vest upon continued service, the achievement of performance conditions, or the attainment of specified market conditions. Certain RSU awards include dividend equivalent rights (“DERs”) on dividends declared during the vesting period. These DERs are forfeitable until the underlying RSUs vest and are payable in cash upon vesting. Upon the declaration of dividends, the Company records the related DERs as a dividend payable with a corresponding charge to accumulated deficit; notably, DERs do not result in additional share-based compensation expense.
During the year ended December 31, 2025, the Company granted RSU awards to employees and senior leadership, a significant portion of which were granted in July 2025 and included tranches that vest upon (i) achievement of specified market conditions or (ii) performance conditions or (iii) continued service through dates generally ranging from one to four years.
For tranches with market condition-based vesting terms, grant-date fair value was estimated using a Monte Carlo simulation. Key inputs for this simulation included an expected volatility of 85.5%, risk-free interest rates ranging from 3.87% to 3.95%, an expected dividend yield ranging from 6.5% to 7.1%, and an assumed correlation with peer indices of 1.66 to 1.67. Compensation expense is recognized over the derived service period and is therefore front-loaded, with the majority expected to be recognized in the first three quarters following grant.
For tranches with vesting terms based on performance conditions, grant-date fair value equals the Company’s common stock closing price on the grant date; compensation expense is recognized when achievement of the performance condition is considered probable, on a straight-line basis over the remaining requisite service period.
The following table summarizes stock option and RSU activity, prices, and values from December 31, 2024, to December 31, 2025:

		Stock Options			Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Shares	Weighted- Average Grant Date Fair Value

Balance as of December 31, 2024	974,473	26,986	$5.00	4.67	2,060,920	$1.67
Additional shares approved for issuance	3,000,000	—	—	—	—	—
Granted	(4,052,500)	—	—	—	4,052,500	$4.04
Options exercised and RSUs vested	789,508	—	—	—	(2,662,232)	$2.46
Forfeited or expired	23,333	—	$—	—	(23,333)	$1.87
Balance as of December 31, 2025	734,814	26,986	$5.00	3.67	3,427,855	$3.99

For the years ended December 31, 2025, and 2024, the stock-based compensation expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Stock-based compensation—Options	$—	$6
Stock-based compensation—RSUs	14,366	6,562
Total stock-based compensation	$14,366	$6,568
The total fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was $11.3 million and $8.3 million, respectively. This value is calculated based on the closing market price of the Company’s common stock on the applicable vesting dates.
The following table summarizes the total remaining unrecognized compensation cost as of December 31, 2025, related to unvested RSUs, and the weighted average remaining years over which the cost will be recognized:

(in thousands)	Total Unrecognized Compensation Cost	Weighted Average Remaining Years

Restricted Stock Units	$4,329	0.42
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

The following table presents financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
(in thousands)	2025	2024

Revenues	$71,658	$51,134
Less:
Content amortization	14,511	19,130
Other cost of revenues	16,602	6,233
Advertising and marketing	14,028	14,434
Payroll and related	12,768	10,515
Other general and administrative	21,053	14,155
Total operating expenses	78,962	64,467
Operating loss	(7,304)	(13,333)
Other segment items*	$891	$524
Loss before income taxes	$(6,413)	$(12,809)
Provision for income taxes	$14	$132
Net loss	$(6,427)	$(12,941)
* Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss. See the consolidated financial statements for additional information regarding the Company’s operating segment.
All long-lived tangible assets are located in the U.S. For the years ended December 31, 2025, and 2024, revenue by geographic region based on customer location was as follows:

	Year Ended December 31,
(in thousands)	2025		2024

United States	$55,850	78%	$33,457	65%
International	15,808	22%	17,677	35%
Total	$71,658	100%	$51,134	100%
No revenue from any foreign country comprised of 10% or greater of total revenue for either of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY METHOD INVESTMENTS
For the years ended December 31, 2025, and 2024, the Company recognized a nominal amount and $0.2 million of revenue, respectively, related to license fees from the Spiegel Venture.
For the years ended December 31, 2025, and 2024, the Company also recorded zero in cost of revenues pertaining to the revenue share arrangement with Nebula for subscription sales of certain bundled packages. When incurred, these revenue share costs are recorded within cost of revenues in the Consolidated Statements of Operations.

As of December 31, 2025, and 2024, the impacts of the arrangements with Spiegel Venture on the Company’s consolidated balance sheets were as follows:

	As of December 31,
(in thousands)	2025	2024

Accounts receivable	$101	$248
Accounts payable	4	—
Accrued expenses and other liabilities	5	8
For the years ended December 31, 2025, and 2024, the impacts of arrangements with the Spiegel Venture on the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Revenues	$12	$219
Cost of revenues	41	64
OPERATING LEASE
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC, which is considered a related party as it is managed by various members of the Board. The Company accounts for the arrangement as an operating lease. Refer to Note 12 - Leases for further information.
NOTE 11 - RETIREMENT PLAN
Defined Contribution Plan (401(k))
The Company administers and participates in a 401(k) plan that covers employees 21 years of age or older with three months or greater of service. The plan permits elective deferrals from each participant’s compensation up to the maximum allowed by law. The Company matches employee deferrals at 100% on up to 3% of compensation and 50% of employee deferrals between 3% and 5% of compensation. Participants are immediately vested in their elective deferrals and the Company matching contributions. The Company recorded matching contributions of $0.2 million for each of the years ended December 31, 2025, and 2024
Nonqualified Deferred Compensation Plan
In July 2025, the Company established a nonqualified deferred compensation plan (the "NQDC Plan") for the benefit of a select group of management and highly compensated employees under Internal Revenue Service (IRS) rules, including the Company’s Chief Executive Officer and Chief Financial Officer. The NQDC Plan allows eligible participants to defer up to 80% of their base salary and up to 100% of their annual incentive compensation.
The NQDC Plan is unfunded for tax purposes and represents an unsecured general obligation of the Company to pay the participants in the future. Participant accounts are credited with earnings or losses based on the performance of notional investment indices selected by the participants from a menu of options established by the Company. The Company does not guarantee a minimum rate of return on participant accounts. To manage the obligation, the Company maintains a Rabbi Trust, which holds investments in Fidelity mutual funds that generally mirror the participants' notional investment selections. These assets are recorded at fair value within Other assets on the Consolidated Balance Sheets
The Company records a liability for the participant deferrals, which is adjusted each reporting period to reflect the performance of the selected investment indices. Changes in the fair value of the NQDC Plan liability are recognized as compensation expense within "General and administrative" expenses in the Consolidated Statements of Operations.

As of December 31, 2025, the aggregate liability under the NQDC Plan was $0.1 million, which is included in "Other liabilities" on the Consolidated Balance Sheets. The following table summarizes the activity in the NQDC Plan for the year ended December 31, 2025:

(in thousands)	2025
Balance at beginning of year	$—
Participant contributions	73
Aggregate earnings (losses)	3
Distributions	—
Balance at end of year	$76
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
As of December 31, 2025, and 2024, the Company held operating lease right-of-use (ROU) assets of $2.8 million and $3.1 million, respectively; current lease liabilities of $0.4 million and $0.4 million, respectively; and non-current lease liabilities of $3.5 million and $3.9 million, respectively. In measuring operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of December 31, 2025. This rate was determined based on the Company's incremental borrowing rate, reflecting the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. The weighted average remaining lease term as of December 31, 2025, was 7.17 years.
Components of Lease Cost
For the years ended December 31, 2025, and 2024, the Company’s total operating lease cost was comprised of the following:

	Year Ended December 31,
(in thousands)	2025	2024

Operating lease cost	$477	$477
Variable lease cost	64	50
Total lease cost	$541	$527

Maturity of Lease Liabilities
As of December 31, 2025, maturities of the Company's operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows:

(in thousands)

2026	$585
2027	600
2028	615
2029	630
2030	646
Thereafter	1,455
Total Lease Payments	4,531
Less: imputed interest	(644)
Present value of total lease liabilities	$3,887
COMPANY AS LESSOR
The Company sublets a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related-party sublease rental income is recognized on a straight-line basis and is included in Interest and other income in the accompanying consolidated statements of operations. For the year ended December 31, 2025, operating lease income from the Company’s sublet was immaterial. As of December 31, 2025, total remaining future minimum lease payments receivable on the Company’s operating lease was $0.2 million.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of December 31, 2025, the Company's content obligations amounted to $0.6 million, including $0.4 million recorded within content liabilities in the accompanying consolidated balance sheets, and $0.2 million of obligations not recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid during the year ending December 31, 2026.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee agreements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of December 31, 2025, the Company's future advertising commitments totaled $1.7 million, all of which the Company expects to pay during the year ended December 31, 2026.
CONTINGENCIES
The Company is involved, from time to time, in lawsuits arising in the normal course of business. We believe the potential outcomes from these lawsuits will not have a material adverse impact on our financial position or results of operations. The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, no loss contingencies were identified for the years ended December 31, 2025, and 2024.
NOTE 14 - SALE OF EMPLOYEE RETENTION CREDIT CLAIM
In response to the COVID-19 pandemic, the Company became eligible for the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and subsequent legislation. The ERC is a refundable tax credit against certain employment taxes, designed to support businesses in retaining employees during periods of economic hardship. The Company determined its total eligible ERC to be $1.2 million.

Prior to fourth quarter 2024 (i.e., before October 1, 2024), the Company had not recognized the ERC as an asset or recorded any related income. Upon communication with the Internal Revenue Service ("IRS") acknowledging our claim, the Company determined that it was entitled to the credit and recognized the ERC as an asset and corresponding income in fourth quarter of 2024. Subsequently, during the same quarter, the Company executed an agreement to transfer its rights to the ERC to a third-party buyer. As a result of this transaction, the Company recognized the net proceeds of $1.0 as Other Income in its financial statements for the year ended December 31, 2024.

On December 27, 2024, the Company entered into an agreement (the “Agreement”) with a third party (the “Buyer”) to sell its rights to the anticipated ERC proceeds. The key terms of the Agreement are as follows:
•Purchase Price: The Buyer agreed to purchase the ERC at 85% of the claimed amount, resulting in a gross purchase price of $1.0 million.
•Holdback: A holdback of $0.02 million was applied to the gross purchase price to cover potential contingencies, resulting in net proceeds of $1.0 million received by the Company at closing.
•Transfer of Rights: The Agreement stipulates that the Buyer acquires all rights to any ERC-related refunds, payments, or credits from the IRS.

During the year ended December 31, 2025, the IRS processed the Company’s 2020 ERC claim, resulting in a refund of $0.4 million. In accordance with the Agreement, the principal refund amount of $0.4 million was remitted to the Buyer. As of December 31, 2025, the Company’s remaining claims related to 2021 ERC are undergoing a routine information request process with the IRS. To date, this process has not resulted in any identified issues or notifications of disallowance. The Agreement includes a provision allowing the Buyer to require the Company to repurchase the ERC claim if the IRS disallows or reduces the amount. Management continues to believe the likelihood of such a repurchase obligation is remote; consequently, no liability has been recognized for this contingent obligation as of December 31, 2025.

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

The net proceeds of $1.0 million were recorded as interest and other income in the consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2025, no income or expenses related to the ERC were recognized. No asset or liability related to the ERC remained on the Company’s consolidated balance sheet as of December 31, 2025, and 2024.

NOTE 15 - INCOME TAXES
For the years ended December 31, 2025, and 2024, the components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Current:
Federal	$—	$2
State and Local	29	15
Foreign	(15)	115
Total current provision	$14	$132
Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred provision	$—	$—
Total tax provision	$14	$132
For the year ended December 31, 2025, the following table reconciles the Company's effective income tax rate to the U.S. federal statutory income tax rate:

	Year ended December 31, 2025

(in thousands, except percentages)	Total	%
Loss before income taxes	(6,413)

U.S. federal statutory income tax provision (benefit)	$(1,347)	21.0%
State and Local Income Tax, Net of Federal Income Tax Effect (a)	(137)	2.1%
Foreign Withholding Taxes	(15)	0.2%
Nontaxable or Nondeductible Items
Officers Compensation	1,473	(23.0)%
Stock Compensation Windfall	(861)	13.4%
Other Permanent Items	13	(0.2)%
Changes in Valuation Allowance	769	(12.0)%
Other
Other	119	(1.9)%
Effects of Changes in Tax Law	—	—%
Tax Credits	—	—%
Changes in Unrecognized Tax Benefits	—	—%
Total Effective Tax Rate	$14	(0.2)%
(a) State taxes in CA, IL, NY, and NYC made up the majority (greater than 50%) of the tax effect in this category.

The amounts of cash taxes (refunded) paid by CuriosityStream are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Federal	$—	$—
State	29	9
Foreign
Foreign Withholding Taxes	(216)	—
Others	170	—
Income Taxes, Net of Amounts Refunded	(17)	9
Other Taxes	—	—
Total	$(17)	$9
For the years ended December 31, 2024, the following table reconciles the Company’s effective income tax rate to the U.S. federal statutory income tax rate:

	Year ended December 31, 2024
(in thousands, except percentages)	Total	%

Loss before income taxes	$(12,809)

U.S. federal statutory income tax provision (benefit)	$(2,697)	21.1%
State Taxes	(351)	2.7%
Permanent Items	1,013	(7.9)%
Change in Valuation Allowance	(1,782)	13.9%
Deferred Adjustments	3,314	(25.9)%
RTP Adjustments	229	(1.8)%
Foreign Withholding Taxes	115	(0.9)%
Current/Deferred Rate Differential	2	—%
Change in State Rate	266	(2.1)%
Other	23	(0.2)%
Total tax provision	$132	(1.0)%

Deferred income taxes reflect the net tax effect of temporary differences between the amounts recorded for financial reporting purposes and the bases recognized for tax purposes. As of December 31, 2025, and 2024, the significant components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$55,414	$56,835
Accrued expenses and reserves	1,289	712
Intangibles and content assets	6,539	7,267
Stock based compensation	1,780	146
Lease liability	895	1,031
Equity method investment in Spiegel	848	574
Other	182	228
Total deferred tax asset	66,947	66,793
Valuation allowance	(66,311)	(66,055)
Deferred tax assets, net of valuation allowance	$636	$738
Deferred tax liabilities:
ROU asset	(636)	(738)
Deferred tax liabilities, net	$—	$—
As of December 31, 2025, and 2024, the Company maintained a valuation allowance on substantially all of its deferred tax assets. The deferred tax assets predominantly relate to operating losses, intangibles and content assets, and stock-based compensation. As a result of Legacy CuriosityStream’s conversion from an LLC to a C corporation in 2018, Legacy CuriosityStream recognized a partial step-up in the tax basis of intangibles and content assets that will be recovered as those assets are sold or the basis is amortized. On the date of the conversion, Legacy CuriosityStream recorded an estimated net deferred tax asset relating to this partial step-up in tax basis.
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
As of December 31, 2025, and 2024, the Company held federal net operating loss (“NOL”) carryforwards of approximately $223.6 million and $228.6 million, respectively. This balance includes $7.3 million that expires in 2037 and $216.3 million that has an indefinite carryforward period. As of December 31, 2025, and 2024, the Company held gross state NOL carryforwards of approximately $142.8 million and $144.5 million, respectively, which begin to expire in 2028.
Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an analysis to determine if any ownership changes occurred as of year end 2025 and a change was identified. While this limitation may restrict the timing of the utilization of NOLs, due to the large net unrealized built-in-gain and projected recognized built-in-gain recognitions, the Company does not expect a significant portion of its NOLs to expire unused.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provision, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the OBBBA and determined that the Act did not have a material impact on its consolidated financial statements or effective tax rate for the year ended December 31, 2025. As the Company maintains a full valuation allowance against its deferred tax assets, any adjustments to the gross value of these assets resulting from the enactment of the OBBBA were offset by a corresponding change in the valuation allowance, resulting in no net impact to the consolidated financial statements. The Company will continue to monitor the impact of the OBBBA as additional guidance is issued and further provisions become effective in future periods.
NOTE 16 - SUBSEQUENT EVENTS
DIVIDEND DECLARATION
On January 29, 2026, the Board declared the cash dividend of $0.08 per share to be paid on March 20, 2026, to all holders of record of Common Stock at the close of business on March 6, 2026. Total dividend payment of $4.7 million is expected to be paid from available cash on hand.
SHARE REPURCHASE PROGRAM
On March 10, 2026, the Company’s Board of Directors authorized an additional $2.0 million to purchase the Company’s common stock under its existing share repurchase program. This authorization increases the total amount approved for repurchases under the plan to $6.0 million. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. The stock repurchase program has no expiration date and may be modified, suspended, or discontinued at any time at the Company’s discretion.
SENIOR SECURED REVOLVING CREDIT FACILITY
On March 12, 2026, the Company entered into a Credit Agreement with Citibank, N.A., providing for a $10.0 million Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility has a three-year term maturing on March 11, 2029, and is secured by a first-priority lien on substantially all assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) a floating base rate plus 3.00% or (ii) Adjusted Term SOFR plus 3.00%. The Company is required to pay an unused fee of 0.35% per annum on on the average daily unused portion of the facility.
The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit and an accordion feature allowing the Company to request increases in the revolving commitment an aggregate principal amount of $20.0 million, subject to lender consent. The Credit Facility contains customary financial covenants, including a Consolidated Leverage Ratio not to exceed 3.00:1.00 and a Consolidated Interest Coverage Ratio of not less than 3.00:1.00. Additionally, the agreement restricts the payment of cash dividends or the repurchase of equity interests unless the Company maintains liquidity (defined as unrestricted cash plus facility availability) of at least $10.0 million, after giving effect to such payment. As of the date of this filing, there are no outstanding borrowings under the Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2025 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to our status as a "non-accelerated filer" and a "smaller reporting company," which exempts us from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

CHANGES IN INTERNAL CONTROL
There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, which occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
SENIOR SECURED REVOLVING CREDIT FACILITY
On March 12, 2026, the Company entered into a Credit Agreement with Citibank, N.A., providing for a $10.0 million Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility has a three-year term maturing on March 11, 2029, and is secured by a first-priority lien on substantially all assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) a floating base rate plus 3.00% or (ii) Adjusted Term SOFR plus 3.00%. The Company is required to pay an unused fee of 0.35% per annum on on the average daily unused portion of the facility.
The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit and an accordion feature allowing the Company to request increases in the revolving commitment an aggregate principal amount of $20.0 million, subject to lender consent. The Credit Facility contains customary financial covenants, including a Consolidated Leverage Ratio not to exceed 3.00:1.00 and a Consolidated Interest Coverage Ratio of not less than 3.00:1.00. Additionally, the agreement restricts the payment of cash dividends or the repurchase of equity interests unless the Company maintains liquidity (defined as unrestricted cash plus facility availability) of at least $10.0 million, after giving effect to such payment. As of the date of this filing, there are no outstanding borrowings under the Credit Facility.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
We intend to file our definitive proxy statement for our 2026 Annual Meeting (“2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, on or before April 29, 2025 (and, in any event, not later than 120 days after the close of our last fiscal year). Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted pursuant to General Instruction G(3) of Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in Item 5 under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" is incorporated herein by reference.
The additional information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
1.Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.
2.Financial Statement Schedules. No financial statement schedules are required to be filed as part of this Annual Report.
3.Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, CS Merger Sub Inc., CuriosityStream Operating Inc. and Hendricks Factual Media LLC	8-K	001-39139	2.1	August 11, 2020

3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39139	3.1	October 14, 2020
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of CuriosityStream Inc.	8-K	001-39139	3.1	August 13, 2024

3.3	Amended and Restated Bylaws	8-K	001-39139	3.2	October 14, 2020
3.4	First Amendment to Amended and Restated Bylaws	8-K	001-39139	3.1	April 15, 2024

4.1	Specimen Common Stock Certificate	S-1/A	001-39139	4.2	November 8, 2019

4.2	Specimen Warrant Certificate.	S-1/A	001-39139	4.3	November 8, 2019

4.3	Warrant Agreement, dated November 19, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Company	8-K	001-39139	4.1	November 25, 2019

4.4	Amendment No. 1 to Warrant Agreement, dated March 30, 2021, by and between Continental Stock Transfer & Trust Company, LLC and the Company	10-K	001-39139	4.4	March 31, 2021

4.5	Description of the Company’s Securities	10-K	001-39139	4.5	March 31, 2021

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1	Letter Agreement, dated November 19, 2019, by and among the Company, the Company’s officers and directors, and Software Acquisition Holdings LLC	8-K	001-39139	10.1	November 25, 2019

10.2*	Employment Agreement, Dated July 10, 2025 by and between CuriosityStream Inc. and Clint Stinchcomb	8-K	001-39139	10.1	July 16, 2025

10.3	Investor Rights Agreement, dated October 14, 2020, by and among the Company, CuriosityStream Operating Inc., Hendricks Factual Media LLC, Software Acquisition Holdings LLC and the officers and directors of CuriosityStream Operating Inc. party thereto	8-K	001-39139	10.12	October 14, 2020

10.4*	CuriosityStream Inc. 2020 Omnibus Incentive Plan	8-K	001-39139	10.14	October 14, 2020

10.5*	Offer Letter between CuriosityStream Inc. and Peter Westley, dated May 21, 2022	8-K	001-39139	10.1	May 24, 2022

10.6*	CuriosityStream Inc. Severance Pay Plan and Summary Plan Description, dated November 8, 2022	8-K	001-39139	10.1	November 9, 2022

10.7*	Services Agreement between Curiosity Inc. and Devin Emery, effective November 16, 2022	8-K	001-39139	10.1	November 16, 2022
10.8	Services Agreement, dated as of June 1, 2024, by and between Curiosity Inc. and Peter Westley	10-Q	001-39139	10.1	August 14, 2024
14.1	Code of Ethics and Business Conduct	8-K	001-39139	14.1	October 14, 2020
21.1	Subsidiaries of the Company	8-K	001-39139	21.1	October 14, 2020
23.2	Consent of GRANT THORNTON LLP					X

24.1	Powers of Attorney	10-K	001-39139	24.1	March 31, 2021

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Description	Incorporated By Reference				Filed/Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39139	97.1	March 25, 2024

101.INS***	Inline XBRL Instance Document.**					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**					X
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

CURIOSITYSTREAM INC.

Dated: March 12, 2026	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2026	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026		/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: March 12, 2026		/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 12, 2026		/s/ John Hendricks
	Name:	John Hendricks
	Title:	Chairman of the Board, Director

Date: March 12, 2026		/s/ Elizabeth Saravia
	Name:	Elizabeth Saravia
	Title:	Director

Date: March 12, 2026		/s/ Patrick Keeley
	Name:	Patrick Keeley
	Title:	Director

Date: March 12, 2026		/s/ Matthew Blank
	Name:	Matthew Blank
	Title:	Director

Date: March 12, 2026		/s/ Jonathan Huberman
	Name:	Jonathan Huberman
	Title:	Director

Date: March 12, 2026		/s/ Mike Nikzad
	Name:	Mike Nikzad
	Title:	Director

Date: March 12, 2026		/s/ Andrew Hendricks
	Name:	Andrew Hendricks
	Title:	Director