Form 10-Q
period 2026-03-31
CuriosityStream Inc.
filed 2026-05-14
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, 59,287,600 shares of common stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	March 31, 2026	December 31, 2025
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$16,900	$18,318
Restricted cash	60	60
Short-term investments in debt and other securities	3,493	8,966
Accounts receivable, net	5,809	8,893
Other current assets	1,207	1,198
Total current assets	27,469	37,435
Investments in debt securities	2,959	—
Investments in equity method investees	3,698	3,668
Property and equipment, net	371	404
Content assets, net	31,311	31,000
Operating lease right-of-use assets	2,684	2,763
Other assets	664	461
Total assets	$69,156	$75,731
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$306	$362
Accounts payable	6,415	9,449
Accrued expenses and other liabilities	13,455	12,094
Deferred revenue	8,618	8,409
Total current liabilities	28,794	30,314
Non-current operating lease liabilities	3,347	3,460
Other liabilities	554	470
Total liabilities	32,695	34,244
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of March 31, 2026, and December 31, 2025; 59,593 and 58,950 issued, including 306 and 216 treasury shares; 59,288 and 58,734 shares outstanding as of March 31, 2026, and December 31, 2025, respectively.	5	5
Treasury stock	(562)	(251)
Additional paid-in capital	379,136	377,577
Accumulated deficit	(342,118)	(335,844)
Total stockholders’ equity	36,461	41,487
Total liabilities and stockholders’ equity	$69,156	$75,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(unaudited and in thousands except per share amounts)	2026	2025

Revenues	$15,161	$15,090
Operating expenses
Cost of revenues	6,657	7,080
Advertising and marketing	3,515	2,934
General and administrative	6,533	4,997
	16,705	15,011
Operating loss	(1,544)	79
Change in fair value of warrant liability	—	(7)
Interest and other income	210	426
Equity method investment income (loss)	30	(151)
(Loss) income before income taxes	(1,304)	347
Provision for income taxes	24	28
Net (loss) income	$(1,328)	$319
Net (loss) income per share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average number of common shares outstanding
Basic	58,949	57,132
Diluted	58,949	57,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	58,734	$5	216	$(251)	$377,577	$(335,844)	$41,487
Net Loss	—	—	—	—	—	(1,328)	(1,328)
Dividends declared	—	—	—	—	—	(4,946)	(4,946)
Stock-based compensation, net	554	—	—	—	1,559	—	1,559
Buyback of shares	—	—	90	(311)	—	—	(311)
Balance at March 31, 2026	59,288	$5	306	$(562)	$379,136	$(342,118)	$36,461
Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net Income	—	—	—	—	—	319	319
Dividends declared	—	—	—	—	—	(862)	(862)
Stock-based compensation, net	332	—	—	—	811	—	811
Balance at March 31, 2025	56,930	$5	216	$(251)	$367,319	$(308,957)	$58,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited and in thousands)	2026	2025

Cash flows from operating activities
Net (loss) income	$(1,328)	$319
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Change in fair value of warrant liability	—	8
Additions to content assets	(4,026)	(1,828)
Change in content liabilities	(56)	(276)
Amortization of content assets	3,678	3,513
Depreciation and amortization expenses	41	41
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(32)	(195)
Stock-based compensation	2,241	863
Equity method investment (income) loss	(30)	151
Other non-cash items	161	120
Changes in operating assets and liabilities
Accounts receivable	3,084	(1,619)
Other assets	(227)	3
Accounts payable	(3,081)	(757)
Accrued expenses and other liabilities	583	2,058
Deferred revenue	202	(479)
Net cash provided by operating activities	1,210	1,922

Cash flows from investing activities
Purchases of property and equipment	—	(77)
Sales of investments in debt securities	1,000	1,000
Maturities of investments in debt securities	4,500	7,400
Purchases of investments in debt securities	(2,954)	(6,253)
Net cash provided by investing activities	2,546	2,070

Cash flows from financing activities
Repurchases of common stock	(311)	—
Dividends paid	(4,862)	(2,277)
Payments related to tax withholding	(1)	(358)
Net cash used in financing activities	(5,174)	(2,635)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,418)	1,357
Cash, cash equivalents and restricted cash, beginning of period	18,378	7,951
Cash, cash equivalents and restricted cash, end of period	$16,960	$9,308

Supplemental disclosure:
Cash paid for taxes, net	$61	$34
Cash paid for operating leases	$97	$141
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
The principal business of CuriosityStream Inc. (the "Company" or "CuriosityStream") is providing customers with access to high quality factual content via subscription or license.

The Company's online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology packaged as three distinct subscription video-on-demand (“SVOD”) services: the flagship Curiosity Stream, Curiosity University and Catholic Stream. Individual customers can purchase subscriptions directly via the Company’s SVOD platform accessible by internet connected devices and applications for such devices as well as through distributor channel stores offering subscriptions to Company products on an a la carte basis. Individual subscriptions may be monthly or annual and pricing may vary based on the customer’s location worldwide. Customers may also subscribe to Company services indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. Such wholesale distribution agreements typically convey a broad scope of rights, such as access to a 24/7 linear channel and an on-demand content library, with pricing and packaging flexibility, in exchange for an annual fixed fee or per-subscriber fee as part of a multi-year deal. The streaming library is composed of thousands of accessible on-demand and ad-free productions and includes shows and series from leading nonfiction producers.

The Company also has a substantial licensing business. Traditionally this business focused on content licensing of CuriosityStream’s library of 15,000 hours of factual entertainment content to other media companies and distributors worldwide, typically for a fee per hour of content. CuriosityStream’s traditional content licensing business is global, and licensed rights vary by platform or outlet, such as SVOD, FAST and Pay TV. The Company also owns, licenses or has access to millions of hours of content, both finished and raw, across the landscape of content genres and languages, as well as hundreds of millions of tokens of code and other datasets for sublicensing to technology companies to train artificial intelligence (AI) models and products that utilize AI.

CuriosityStream’s other businesses include advertising, such as FAST and AVOD channels and advertising on its Pay TV channels.
NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Condensed Consolidated Financial Statements as of and for the year ended December 31, 2025.
In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Condensed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization, the assessment of the recoverability of content assets and equity method investments, and the determination of fair value estimates related to non-monetary transactions, share-based awards and liability-classified warrants (prior to their expiration in October 2025).
Revenue Recognition
The Company recognizes revenue as performance obligations are satisfied by transferring control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive. The Company’s revenue is classified into three primary categories: Subscription, Licensing, and Other.
Subscription revenue is derived from arrangements providing ongoing access to the Company’s streaming content library. This includes subscriptions sold through our direct business and via wholesale distribution agreements. Revenue is recognized on a straight-line basis over the contractual term as the customer simultaneously receives and consumes the benefit of the service. For arrangements via wholesale distribution agreements, the Company recognizes revenue straight-line over the term of the applicable distribution agreement or based on reported subscriber counts.
Licensing revenue is generated through the monetization of the Company’s content library and proprietary data assets, including traditional library sales to media companies, AI data licensing for model training, and non-monetary barter transactions. These arrangements represent the transfer of functional intellectual property. Revenue is generally recognized at the point in time when the license period begins and the content or data is made available for the customer’s use. For barter exchanges, revenue is recognized upon delivery and acceptance of the assets and at the fair value of services received.
Other revenue primarily consists of advertising, sponsorship services, and brand partnerships across the Company's digital platforms. Revenue is recognized when the performance obligation is satisfied, which occurs when the advertisement is aired, displayed, or impressions are delivered.
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
Investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Investments with longer maturities are classified as short-term or long-term investments based on the remaining maturity at each balance sheet date and the Company’s intent to hold the security. Interest income earned from HTM investments is recognized in the Unaudited Condensed Consolidated Statement of Operations as “Interest and other Income” under non-operating income.
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
The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds, U.S. government securities, corporate debt securities, as well as assets held in a rabbi trust related to the Company’s non-qualified deferred compensation (“NQDC”) plan. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds, U.S. government debt securities, and the NQDC plan assets. Level 2 inputs were derived using prices for similar investments and were used to value the Company’s investments in corporate and municipal debt securities.
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

The Company holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The carrying value of the Company’s equity method investment in the Spiegel Venture was reduced to zero as of December 31, 2024, and remains unchanged as of December 31, 2025. The carrying values for the investment in Nebula as of March 31, 2026, and December 31, 2025, were as follows:

(in thousands)	Total

Balance at December 31, 2025	$3,668
Equity method investment income	30
Balance at March 31, 2026	$3,698
SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, and a free advertising-supported streaming television (FAST) channel, and receives a share of revenue from the Company's German-language SVOD service. The Spiegel Venture provides factual content to audiences in Germany and certain German-speaking regions of other countries. As of December 31, 2024, the Company’s carrying value in the Spiegel Venture was written down to zero as the Company’s share of cumulative losses exceeded its initial investment. The Company has not received any dividends from the Spiegel Venture as of March 31, 2026.
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

In April 2026, Spiegel TV and Autentic exercised their respective Put Options. The aggregate purchase price payable by the Company is calculated to be $1.9 million based on the formula set forth in the SPA and the Spiegel Venture’s audited 2025 results. The Company expects to finalize the acquisition in mid-2026, at which point it will own 100% of the Spiegel Venture and begin consolidating its financial results. For additional information regarding our pending acquisition of Spiegel Venture, please see Note 16 — Subsequent Events.
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
Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of March 31, 2026. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula board of directors. The Company has not received dividends from Nebula as of March 31, 2026.

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
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows is as follows:

(in thousands)	March 31, 2026	December 31, 2025

Cash and cash equivalents	$16,900	$18,318
Restricted cash[1]	60	60
Cash and cash equivalents and restricted cash	$16,960	$18,378
[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) were as follows as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$11,356	$—	$—	$11,356
Mutual funds	—	1	162	163
Total Level 1 securities	$11,356	$1	$162	$11,519
Level 2 securities:
Corporate debt securities	498	3,492	2,959	6,949
Total Level 2 securities	498	3,492	2,959	6,949
Total	$11,854	$3,493	$3,121	$18,468

	As of December 31, 2025
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$10,842	$—	$—	$10,842
Mutual funds	—	—	76	76
U.S. government securities	250	—	—	250
Total Level 1 securities	$11,092	$—	$76	$11,168
Level 2 securities:
Corporate debt securities	4,234	8,964	—	13,198
Total Level 2 securities	4,234	8,964	—	13,198
Total	$15,326	$8,964	$76	$24,366
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of March 31, 2026:

	As of March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	6,950	—	(1)	6,949
The Company recorded no material realized gains or losses during the three months ended March 31, 2026, and 2025.
For the three months ended March 31, 2026, the Company recorded a nominal amount of net investment income and an unrealized loss related to the mutual funds held in the Rabbi Trust related to the NQDC plan, which is included in Interest and other income, net in the Unaudited Condensed Consolidated Statements of Operations.
Accrued interest on held-to-maturity securities is excluded from the amortized cost basis. As of March 31, 2026, the total accrued interest receivable excluded from the disclosed amortized cost basis was immaterial, net of any allowance for credit losses.
The Company’s held-to-maturity investments as of March 31, 2026, consist of short term, investment-grade debt securities, primarily corporate bonds and U.S. Treasury securities. Based on external credit ratings and economic forecasts, the Company determined that the expected credit losses over the lifetime of these securities are immaterial. Therefore, no allowance for credit losses has been recorded for these securities as of March 31, 2026.
The following table provides the amortized cost and estimated fair value of investments with fixed maturities by maturity date as of March 31, 2026:

	As of March 31, 2026
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,991	$3,990
Due after one year through five years	2,959	2,959
Total	$6,950	$6,949
Our investment in the private AI technology company is an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321; accordingly, it is not categorized within the fair value hierarchy.

CONTENT ASSETS
Content assets consisted of the following as of March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025

Licensed content, net:
Released, less amortization and impairment	$9,390	$9,307
Prepaid and unreleased	13,009	11,209
Total Licensed content, net	22,399	20,516

Produced content, net:
Released, less amortization and impairment	8,720	10,292
In production	192	192
Total produced content, net	8,912	10,484
Total content assets	$31,311	$31,000

Of the $9.4 million unamortized cost of licensed content that had been released as of March 31, 2026, the Company expects that $6.2 million, $1.8 million and $0.4 million will be amortized in each of the next three years. Of the $8.7 million unamortized cost of produced content that had been released as of March 31, 2026, the Company expects that $4.2 million, $3.0 million and $1.1 million will be amortized in each of the next three years.
As of March 31, 2026, the Company has licensed content that is contractually completed but not yet released. The timing of the release for this content is uncertain, and therefore, the Company cannot reasonably estimate the portion of costs that will be amortized in the next 12 months. The Company will recognize amortization once the content is published and available for monetization.
Content assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges were recognized during the three months ended March 31, 2026, and 2025.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which are included within cost of revenues in the Company’s Unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, and 2025, content amortization was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Licensed content	$2,063	$1,694
Produced content	1,615	1,819
Total	$3,678	$3,513

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of March 31, 2026, and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025

Accrued payroll and benefits	$6,548	$4,964
Accrued revenue share	4,043	3,846
Sales and income tax liabilities	885	935
Dividends payable	493	408
Operating lease liabilities	436	428
Accrued royalties	62	452
Other	988	1,061
Total	$13,455	$12,094
CREDIT FACILITY

On March 12, 2026, the Company entered into a Credit Agreement with Citibank, N.A., providing for a $10.0 million Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility has a three-year term maturing on March 12, 2029, and is secured by a first-priority lien on substantially all assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) a floating rate plus 3.00% or (ii) Adjusted Term SOFR plus 3.00%. The Company is required to pay an unused fee of 0.35% per annum on the average daily unused portion of the facility. For the three months ended March 31, 2026, the Company recorded immaterial unused fees, which are included within general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit and an accordion feature allowing the Company to request increases in the revolving commitment an aggregate principal amount of $20.0 million, subject to lender consent. The Credit Facility contains customary financial covenants, including a Consolidated Leverage Ratio not to exceed 3.00:1.00 and a Unaudited Condensed Consolidated Interest Coverage Ratio of not less than 3.00:1.00. Additionally, the agreement restricts the payment of cash dividends or the repurchase of equity interests unless the Company maintains liquidity (defined as unrestricted cash plus facility availability) of at least $10.0 million, after giving effect to such payment. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of March 31, 2026, there were no outstanding borrowings under the 2026 Credit Facility. In connection with entering into the facility, the Company incurred $0.1 million in debt issuance costs, that are included within Other assets in the Unaudited Condensed Consolidated Balance Sheets. These costs are being amortized to general and administrative expense over the 36-month term of the facility. For the three months ended March 31, 2026, the Company recorded an immaterial amount of amortization expense related to these costs.
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three months ended March 31, 2026, and 2025, as well as the relative percentage of total revenue:

	Three Months Ended March 31,
(in thousands)	2026		2025

Subscription	8,826	58%	9,281	61%
Licensing (1)	6,017	40%	5,411	36%
Other	318	2%	398	3%
Total revenues	$15,161		$15,090
(1) The 2026 and 2025 amounts include $3.8 million and $1.7 million of trade and barter transactions, respectively.

REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2026, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2026	Year Ended December 31,
(in thousands)		2027	2028	2029	Thereafter	Total

Remaining performance obligations	$2,316	$538	$317	$98	$16	$3,285
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
Total deferred revenues were $8.9 million and $8.7 million as of March 31, 2026, and December 31, 2025, respectively. The non-current portions of $0.3 million as of March 31, 2026, and December 31, 2025, are included in other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2026, the Company recognized revenues of 3.7 million related to amounts deferred as of December 31, 2025.
The following table provides a roll-forward of the contract liability balances for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Balance at beginning of period	$8,733	$11,350
Revenue recognized in the current period from beginning balance	(3,693)	(4,941)
New deferrals, net of amounts recognized in current period	3,895	4,462
Balance at end of period	$8,935	$10,871
TRADE AND BARTER TRANSACTIONS
During 2026, the Company continued to enter into trade and barter transactions, primarily for the purpose of exchanging content assets through licensing agreements with media counterparties.
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

For the three months ended March 31, 2026, and 2025, trade and barter revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Trade and barter license fees: Content Licensing	$3,848	$1,717
For the three months ended March 31, 2026, and 2025, trade and barter cost of revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Cost of revenues	$—	$3
For the three months ended March 31, 2026, and 2025, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Content assets acquired	$3,848	$1,714
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of March 31, 2026, and December 31, 2025, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
TREASURY STOCK
On June 10, 2024, the Company's Board of Directors authorized and approved a share repurchase program for up to $4.0 million of the then-outstanding shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. On March 10, 2026, the Board authorized an additional $2.0 million for the purchase of the Company’s common stock under this existing program, increasing the total authorized amount to $6.0 million.
As of December 31, 2025, the Company had repurchased 216,000 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchases was $0.3 million. The Company purchased additional 90,000 shares at an average price of $3.46 per share for a total of $0.3 million during the three months ended March 31, 2026. The purchased shares were recorded as treasury stock in the equity section of the Company’s Unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2026, $5.4 million remains available for future repurchases under the Board-authorized program.
WARRANTS
All of the Company’s outstanding Warrants expired unexercised on October 14, 2025. As of December 31, 2025, there were no Warrants outstanding and the related warrant liability was zero. Prior to their expiration, the Company had 3,054,203 Public Warrants and 3,676,000 Private Placement Warrants outstanding. Each whole warrant entitled the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Private Placement Warrants were liability-classified, and the Public Warrants were equity-classified. No warrants were exercised during the three months ended March 31, 2025.

The Private Placement Warrants were recorded at fair value as of each reporting date with the change in fair value reported in the accompanying Unaudited Condensed Consolidated Statements of Operations as “Change in fair value of warrant liability.” The fair value of the Private Placement Warrant liability was estimated using a Black-Scholes pricing model with Level 3 inputs. As of September 30, 2025, the fair value of the Private Placement Warrants was determined to be zero as the Warrants were significantly out-of-the-money and approaching their expiration date. Because the Private Placement Warrants were written down to zero during the third quarter of 2025, and subsequently extinguished upon expiration, no fair value measurements or significant assumptions were required for the Black-Scholes model as of December 31, 2025. The significant assumptions used to determine fair value as of March 31, 2025, were as follows:

March 31, 2025

Exercise price	$11.50
Stock price (CURI)	$2.68
Expected volatility	96.40%
Expected warrant term (years)	0.5
Risk-free interest rate	4.19%
Dividend yield	6.0%
Fair Value per Private Placement Warrant	$0.03
The change in fair value of the private placement warrant liability was negligible for the three months ended March 31, 2025.
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
For the three months ended March 31, 2026, and 2025, the components of basic and diluted net (loss) income per share were as follows:

(in thousands except per share amounts)	Three Months Ended March 31,
	2026	2025

Numerator — basic and diluted EPS:
Net (loss) income	$(1,328)	$319
Denominator — basic and diluted EPS:
Weighted–average shares	58,949	57,132
Net (loss) income per share — basic and diluted	$(0.02)	$0.01

The following table summarizes common shares issuable for stock options and restricted stock units as of March 31, 2026, and for warrants, stock options, and restricted stock units as of March 31, 2025. For the three months ended March 31, 2026, and 2025, these share equivalents were excluded from the calculation of diluted net (loss) income per share as their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
(in thousands)	2026	2025

Options	27	27
Restricted stock units	3,307	2,227
Warrants	—	6,730
Total	3,334	8,984
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
STOCK OPTIONS
The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which incorporates assumptions regarding stock price volatility, employee exercise behavior, future dividend payments, and risk-free interest rates. Due to a lack of sufficient historical exercise behavior, the Company utilizes the simplified method to estimate the expected term, representing the midpoint between the vesting date and the end of the contractual term. Volatility is estimated using the Company’s historical volatility alongside that of similar public companies, while the risk-free interest rate is based on the rate of return on U.S. Treasury securities with maturities approximating the expected term. No options were exercised during the three months ended March 31, 2026, and 2025.
As of March 31, 2026, all outstanding stock options were fully exercisable with a weighted-average exercise price of $5.00 and a weighted-average remaining contractual term of 3.42 years. There were no unvested stock options as of March 31, 2026.

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
During the year ended December 31, 2025 and three months ended March 31, 2026, the Company granted RSU awards to employees and senior leadership, a significant portion of which were granted in July 2025 and included tranches that vest upon (i) achievement of specified market conditions or (ii) performance conditions or (iii) continued service through dates generally ranging from one to four years.
For tranches with market condition-based vesting terms, grant-date fair value was estimated using a Monte Carlo simulation. Key inputs for this simulation included an expected volatility of 85.5%, risk-free interest rates ranging from 3.57% to 3.95%, an expected dividend yield ranging from 6.5% to 9.2%, and an assumed correlation with peer indices of 1.54 to 1.67. Compensation expense is recognized over the derived service period and is therefore front-loaded, with the majority expected to be recognized in the first three quarters following grant.
For tranches with vesting terms based on performance conditions, grant-date fair value equals the Company’s common stock closing price on the grant date; compensation expense is recognized when achievement of the performance condition is considered probable, on a straight-line basis over the remaining requisite service period.
The following table summarizes stock option and RSU activity, prices, and values for the three months ended March 31, 2026:

	Number of Shares Available for Issuance Under the Plan	Stock Options			Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2025	735	27	$5.00	3.67	3,428	$3.99
Granted	(720)	—	—	—	720	3.15
RSUs vested	197	—	—	—	(841)	3.92
Forfeited or expired	—	—	—	—	—	—
Balance at March 31, 2026	212	27	$5.00	3.42	3,307	$3.84
For the three months ended March 31, 2026, and 2025, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025

Stock-based compensation — RSUs	2,241	863
The following table summarizes total fair value of RSUs that vested during the three months ended March 31, 2026, and 2025. This value is calculated based on the closing market price of the Company’s common stock on the applicable vesting dates.

(in thousand)	Three Months Ended March 31,
	2026	2025

Fair value of vested RSUs	$2,883	$167

As of March 31, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock units was approximately $4.3 million. This cost is expected to be recognized over a weighted average remaining period of 0.62 years.
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
The following table presents financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Revenues	$15,161	$15,090
Less:
Content amortization	3,678	3,513
Other cost of revenues	2,979	3,567
Advertising and marketing	3,515	2,934
Payroll and related	2,889	2,632
Other general and administrative	3,644	2,365
Total operating expenses	16,705	15,011
Operating (loss) income	(1,544)	79
Other segment items[1]	$240	$268
(Loss) income before income taxes	$(1,304)	$347
Provision for income taxes	$24	$28
Net (loss) income	$(1,328)	$319
[1] Other segment items include interest and other income, and equity method investment income for the three months ended March 31, 2026. Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss for the three months ended March 31, 2025. See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the United States. For the three months ended March 31, 2026, and 2025, revenue by geographic location based on customer location was as follows:

	Three Months Ended March 31,
(in thousands)	2026		2025

United States	$12,314	81%	$10,736	71%
International	2,847	19%	4,354	29%
Total revenue	$15,161	100%	$15,090	100%

Revenue from no single foreign country comprised 10% or greater of total revenue for the three months ended March 31, 2026. Revenue from one foreign country, Switzerland, comprised 10% or greater of total revenue for the same period in 2025.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
As of March 31, 2026, and December 31, 2025, the impacts of the arrangements with the Spiegel Venture on the Company’s Unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	March 31, 2026	December 31, 2025

Accounts receivable	$42	$101
Accounts payable	$7	$4
Accrued expenses and other liabilities	$—	$5
For the three months ended March 31, 2026, and 2025, the impacts of arrangements with the Spiegel Venture on the Company’s Unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Revenues	$—	$—
Cost of revenues	$7	$9
The Company had no business transactions with Nebula during the periods presented; however, it continues to hold an equity interest in Nebula.
OPERATING LEASE
The Company sublets a portion of its office space to Hendricks Investment Holdings, LLC, which is considered a related party as it is managed by various members of the Company’s Board of Directors. The Company accounts for the arrangement as an operating lease. Refer to Note 12 - Leases for additional information.
NOTE 11 - RETIREMENT PLAN
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
The NQDC Plan is unfunded for tax purposes and represents an unsecured general obligation of the Company to pay the participants in the future. Participant accounts are credited with earnings or losses based on the performance of notional investment indices selected by the participants from a menu of options established by the Company. The Company does not guarantee a minimum rate of return on participant accounts. To manage the obligation, the Company maintains a Rabbi Trust, which holds investments in Fidelity mutual funds that generally mirror the participants' notional investment selections. These assets are recorded at fair value within Other assets on the Unaudited Condensed Consolidated Balance Sheets
The Company records a liability for the participant deferrals, which is adjusted each reporting period to reflect the performance of the selected investment indices. Changes in the fair value of the NQDC Plan liability are recognized as compensation expense within "General and administrative" expenses in the Unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2026, the aggregate liability under the NQDC Plan was $0.2 million, which is included in "Other liabilities" on the Unaudited Condensed Consolidated Balance Sheets. The following table summarizes the activity in the NQDC Plan for the three months ended March 31, 2026:

(in thousands)	Three Months Ended March 31, 2026

Balance at beginning of period	$76
Participant contributions	92
Aggregate earnings (losses)	(5)
Distributions	—
Balance at end of period	$163
NOTE 12 - LEASES
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
As of March 31, 2026, the Company held operating lease ROU assets of $2.7 million. Current lease liabilities were $0.4 million, and are included within accrued expenses and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. Non-current lease liabilities were $3.3 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of March 31, 2026. The weighted average remaining lease term as of March 31, 2026, was 6.92 years.
Components of Lease Cost
For the three months ended March 31, 2026, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025

Operating lease cost	$119	$119
Variable lease cost	18	14
Total lease cost	$137	$133

Maturity of Lease Liabilities
As of March 31, 2026, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Nine remaining months of 2026	$440
2027	600
2028	615
2029	630
2030	646
Thereafter	1,455
Total lease payments	$4,386
Less: imputed interest	(603)
Present value of total lease liabilities	$3,783
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, operating lease income from the Company’s sublease was less than $0.1 million. As of March 31, 2026, total remaining future minimum lease payments receivable on the Company’s sublease were $0.2 million.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of March 31, 2026, the Company’s content obligations amounted to $0.5 million, including $0.3 million recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.2 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid through the remainder of 2026.
As of December 31, 2025, the Company’s content obligations amounted to $0.6 million, including $0.4 million recorded within current content liabilities in the accompanying unaudited consolidated balance sheets and $0.2 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of March 31, 2026, the Company’s future advertising commitments totaled $0.6 million, all of which the Company expects to pay through the remainder of 2026.
NOTE 14 - INCOME TAXES
The Company's provision for income taxes for the three months ended March 31, 2026, and 2025 was immaterial. The Company’s provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.

NOTE 15 - SALE OF EMPLOYEE RETENTION CREDIT CLAIM
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
In 2023, the Company filed claims for the Employee Retention Credit (“ERC”) related to the 2020 tax year and the first and second quarters of the 2021 tax year. In December 2024, the Company sold its rights to these anticipated proceeds to a third party (the “Buyer”). During the year ended December 31, 2025, the IRS processed the 2020 ERC claims, and the resulting refund of $0.4 million was remitted to the Buyer in accordance with the agreement.
During the three months ended March 31, 2026, the Company received a Letter 105C from the IRS notifying the Company of the disallowance of its claims related to the first and second quarters of 2021, which total approximately $1.0 million. The Company, in consultation with its tax advisors, continues to believe it is eligible for these credits and has initiated a formal appeal of the IRS's determination.
The agreement with the Buyer includes a provision allowing the Buyer to require the Company to repurchase the ERC claim if the IRS disallows or reduces the amount. Management continues to believe the likelihood of such a repurchase obligation is remote based on the technical merits of the pending appeal; consequently, no liability has been recognized for this contingent obligation as of March 31, 2026. No income or expenses related to the 2021 ERC claims were recognized during the three months ended March 31, 2026.
NOTE 16 - SUBSEQUENT EVENTS
DIVIDEND DECLARATION
On May 13, 2026, the Board raised the quarterly cash dividend to $0.085 per share of common stock, up from the $0.08 per share paid in previous quarters. The cash dividend will be paid on June 19, 2026, to all holders of record of common stock at the close of business on June 5, 2026. This cash dividend of approximately $5.0 million is expected to be paid from available cash on hand.
PENDING ACQUISITION OF REMAINING OWNERSHIP IN SPIEGEL VENTURE
In April 2026, Spiegel TV GmbH and Autentic GmbH exercised their respective put options requiring the Company to purchase the remaining 68% ownership interest in the Spiegel Venture for an aggregate purchase price of $1.9 million. The Company currently holds a 32% equity interest in Spiegel Venture. The Company expects to finalize the acquisition and settle the payment in mid-2026. Upon the expected closing, the Company will own 100% of the Spiegel Venture, at which point Spiegel Venture’s results of operations will be consolidated within the Company’s financial statements.
The Company intends to fund the acquisition through cash on hand.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company’s plans, expectations, thoughts, beliefs, estimates, goals and outlook for the future that are intended to be covered by the protections provided under the Private Securities Litigation Reform Act of 1995.
All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, such as subscription plan price increases, the development of integrated digital brand partnerships with advertisers and our dividend plans, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “attribute,” “believe,” “continue,” “hope,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “seek,” “should,” “will” and “would,” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026 (the “Annual Report”) and any other subsequent periodic reports and future periodic reports. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report, unless required by law.
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

The main sources of our revenue are:
1.Subscription Revenue, which includes fees earned from our direct subscriber business and wholesale distribution agreements;
2.Licensing Revenue, which reflects fees from content licensing including trade and barter transactions, and AI data licensing; and
3.Other Revenue, which primarily consists of advertising, sponsorships, and integrated brand partnerships.

We operate our business as a single operating segment that provides premium content through multiple channels, including the use of various applications, partnerships and affiliate relationships.
CuriosityStream’s award-winning content library features 14,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to millions of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.
RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026, and 2025, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended March 31,		Change
(unaudited and in thousands)	2026	2025	Total	%

Revenues
Subscription	$8,826	$9,281	$(455)	(5%)
Licensing	6,017	5,411	606	11%
Other	318	398	(80)	(20%)
Total revenue	15,161	15,090	71	—%
Operating expenses
Cost of revenues	6,657	7,080	(423)	(6%)
Advertising and marketing	3,515	2,934	581	20%
General and administrative	6,533	4,997	1,536	31%
Total operating expenses	16,705	15,011	1,694	11%
Operating (loss) income	(1,544)	79	(1,623)	n/m
Other income (expense)
Change in fair value of warrant liability	—	(7)	7	n/m
Interest and other income	210	426	(216)	(51%)
Equity method investment income (loss)	30	(151)	181	(120%)
(Loss) income before income taxes	$(1,304)	$347	(1,651)	n/m
Provision for income taxes	24	28	(4)	n/m
Net (loss) income	$(1,328)	$319	(1,647)	n/m
* n/m = percentage not meaningful
For the three months ended March 31, 2026, the Company reported an operating loss of $1.5 million, compared to an operating income of $0.1 million for the three months ended March 31, 2025. This $1.6 million decrease in operating results was primarily driven by a $1.7 million, or 11%, increase in total operating expenses, largely due to higher stock-based compensation charges.
The Company recognized a net loss of $1.3 million for the three months ended March 31, 2026, compared to net income of $0.3 million in the prior year period, resulting in a year-over-year decrease of $1.6 million. The decrease in our net result of $1.6 million, was primarily due to higher general and administrative expenses of $1.5 million.
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
For the three months ended March 31, 2026, total revenue increased slightly by $0.1 million compared to the same period in 2025, as a $0.6 million increase in Licensing revenue was offset by a $0.5 million decline in Subscription revenue.
Subscription
The Company’s streaming content is provided to subscribers directly, via the Company’s website, applications, and channel stores offerings, as well as through wholesale distribution agreements.
Individual customers can purchase subscriptions directly via the Company’s SVOD platform accessible by internet connected devices and applications for such devices as well as through distributor channel stores offering subscriptions to Company products on an a la carte basis. Individual subscriptions may be monthly or annual and pricing may vary based on the customer’s location worldwide. Customers may also subscribe to Company services indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. Such wholesale distribution agreements typically convey a broad scope of rights, such as access to a 24/7 linear channel and an on-demand content library, with pricing and packaging flexibility, in exchange for an annual fixed fee or per-subscriber fee as part of a multi-year deal. The streaming library is composed of thousands of accessible on-demand and ad-free productions and includes shows and series from leading nonfiction producers.
The Company continually evaluates pricing structures to align with market conditions, including price adjustments for legacy subscribers initiated in March 2023 as well as March 2026. Alongside standard subscriptions, the Company offers the “Smart Bundle” service, which includes access to Tastemade, Kidstream, SOMM TV, and Curiosity University.
For the three months ended March 31, 2026, direct business revenue decreased due to a lower overall subscriber count. However, this portion of our business benefited from a strategic price increase implemented in March 2026, which applied to our subscription offerings across our direct business platforms. Additionally, new partnerships and revised affiliate agreements drove a net increase in wholesale distribution revenue for the quarter.
Licensing
Through our Licensing business, we license collections of existing titles from our content library to various media companies. These transactions include traditional cash licenses as well as non-cash barter arrangements (whereby we license out our content in exchange for new programming to expand our library while preserving liquidity). Additionally, we license and sublicense high volumes of content and data assets to organizations developing large language models (LLMs) and other artificial intelligence (AI) products.
The growth in licensing was primarily driven by expanded barter activity. Under these non-cash arrangements, the Company acquires additional content to expand its content library, which consequently required the concurrent recognition of licensing revenue at the estimated fair value of the content received. The volume of these transactions varies based on the timing of content exchanges between the Company and its partners.
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
For the three months ended March 31, 2026, and 2025, our operating expenses were $16.7 million and $15.0 million, respectively, an increase of $1.7 million, or 11%.
Cost of Revenues
Cost of revenues encompasses distribution fees, content amortization, hosting and streaming delivery costs, payment processing costs, commission costs, and subtitling and broadcast costs. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.
Distribution fees include revenue share arrangements with our content, Smart Bundle and digital distributor partners, payment processing fees and fees owed to the Spiegel Venture related to its streaming service. We pay a fixed percentage fee to our AI training content partners. We also pay fixed percentage fees to certain distribution partners for allowing their subscriber base to access our subscription platform.
The following table details cost of revenues for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Total	%

Content amortization	$3,678	$3,513	$165	5%
Distribution[1]	1,566	2,836	(1,270)	(45%)
Other[2]	1,413	731	682	93%
Total cost of revenues	$6,657	$7,080	$(423)	(6%)
[1] Includes revenue share, payment processing fees, music licensing fees, and application service commissions.
[2] Includes storage costs, web service costs, production and broadcast, agent commissions, and other expenses.
Cost of revenues decreased to $6.7 million for the three months ended March 31, 2026, a 6% decrease from $7.1 million for the same period in 2025. These decreases were primarily driven by a $1.3 million, or 45% decreases in distribution costs, resulting from reductions in music licensing fees and AI revenue share costs compared to the same period in 2025. These decreases were partly offset by $0.7 million, or 93% increase in Other for the three months ended March 31, 2026, primarily due to higher storage costs and web service costs directly related to the delivery and management of data assets under our increased AI licensing agreements.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business, focused specifically on the acquisition and retention of Direct subscribers. While these costs may fluctuate based on our specific outreach objectives, we prioritize the allocation of marketing dollars toward efficient customer acquisition methods for our streaming service. For the three months ended March 31, 2026, advertising and marketing expenses increased by $0.6 million, compared to the same period in 2025. The increase primarily reflects expanded digital advertising efforts targeted at high-growth strategic initiatives. We continue to optimize our marketing mix to balance efficient spending with the maintenance of a robust market presence.
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

The following table details general and administrative costs for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Total	%

Payroll and related	$2,889	$2,632	257	10%
Stock-based compensation	2,241	863	1,378	160%
Professional services	478	$589	(111)	(19%)
Technology and subscriptions	349	317	32	10%
Other[1]	576	596	(20)	(3%)
Total general and administrative	6,533	4,997	1,536	31%
[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.
For the three months ended March 31, 2026, general and administrative expenses increased to $6.5 million from $5.0 million for the same period in 2025. The increase of $1.5 million, or 31% was primarily driven by $1.4 million higher stock-based compensation expense from the RSUs granted in July 2025 and during the period, and $0.3 million higher payroll and related primarily due to increased accruals for full-year incentive compensation. These increases were partially offset by a $0.1 million decrease in Professional services, mainly due to lower legal expense.
Other Income (Expense)
Change in Fair Value of Warrant Liability
The fair value of the Company's warrant liability was estimated using the Black-Scholes valuation model, which took into account a number of economic assumptions, including the market price of the Company's common stock and its expected volatility. Changes in these inputs from period to period significantly affected the reported changes in fair value during the periods the warrants were outstanding. As of March 31, 2026, there were no warrants outstanding, and the Company no longer carried a warrant liability on its consolidated balance sheet.
Interest and Other Income
Interest and other income for the three months ended March 31, 2026, was $0.2 million compared to $0.4 million for the same periods in 2025. The decrease in 2026 was primarily due to less interest income earned resulting from an overall decrease in investment balance starting in 2025 and continued through the first quarter of 2026.
Equity Method Investment Income
For the three months ended March 31, 2026, the Company recorded an immaterial income compared to a loss of $0.2 million for the same period in 2025. The Company no longer recognizes its share of losses from the Spiegel Venture, as the investment balance was fully reduced in 2024 due to cumulative losses. The Company continues to record its share of income and losses from Nebula.
Income Taxes
For the three months ended March 31, 2026 and 2025 income tax expense was immaterial. Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of March 31, 2026, the Company’s cash, cash equivalents and restricted cash totaled $17.0 million, with an additional $6.5 million held in investments in debt securities that can be readily converted to cash to support ongoing cash flow needs.

For the three months ended March 31, 2026, the Company generated $1.2 million of net cash from operating activities. Additionally, the Company generated $2.5 million in net cash from investing activities, mainly related to maturities of investments in debt securities. Net cash used in financing activities was $5.2 million, mainly due to dividends paid and repurchase of treasury stock.
As of March 31, 2026, we principally use cash to promote our services through advertising and marketing and to provide working capital for our operations. While we have experienced net losses since inception, we have generated positive cash flow from operating activities in 2024 and 2025 and expect this trend to continue. We believe that our current cash levels and investments, supplemented by anticipated operating cash flows and the availability under our new Credit Facility will be adequate to support our ongoing operations, capital expenditures, dividend payments, and working capital for at least the next twelve months from the date of this filing.
We have used, and expect to continue to use, cash on hand to fund our quarterly dividend, subject to Board approval and market conditions. As of March 31, 2026, we continue to utilize trade and barter transactions, a strategy initiated in 2023, to exchange content assets through licensing agreements. These transactions allow us to acquire high-quality, monetizable content while preserving our cash liquidity.
The following table provides details of dividends declared and paid as of March 31, 2026.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

January 29, 2026	March 6, 2026	March 20, 2026	$0.08	$4.9 million
Our Board of Directors has declared the next cash dividend of $0.085 per share to be paid on June 19, 2026, for an expected aggregate amount of $5.0 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4.0 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. On March 10, 2026, the Board authorized an additional $2.0 million for the purchase of the Company’s common stock under this existing program, increasing the total authorized amount to $6.0 million. Since the program’s inception through March 31, 2026, we had repurchased $0.6 million of common stock under this program. As of March 31, 2026, $5.4 million remains available for future repurchases under the Board-authorized program.
Subsequent to March 31, 2026, in April 2026, the minority partners of the Spiegel Venture exercised their respective put options. As a result, the Company is committed to acquiring the remaining 68% ownership interest for an aggregate purchase price of approximately $1.9 million, based on the formula set forth in the relevant Share Purchase Agreement. The Company expects to finalize this transaction in mid-2026 and intends to fund the acquisition using existing cash on hand. Upon closing, the Company will own 100% of the Spiegel Venture and will begin consolidating its financial results.
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

Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(unaudited and in thousands)	2026	2025

Net cash provided by operating activities	$1,210	$1,922
Net cash provided by investing activities	2,546	2,070
Net cash used in financing activities	(5,174)	(2,635)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,418)	$1,357
Operating Activities
Cash flows from operating activities primarily consist of net (loss) income, changes to our content assets (including additions and amortization), and other working capital items.

	Three Months Ended March 31,
(in thousands)	2026	2025

Net (loss) income	$(1,328)	$319
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Change in fair value of warrant liability	—	8
Additions to content assets	(4,026)	(1,828)
Change in content liabilities	(56)	(276)
Amortization of content assets	3,678	3,513
Stock-based compensation	2,241	863
Equity method investment loss	(30)	151
Other depreciation, amortization and non-cash items	170	(34)
Changes in operating assets and liabilities	561	(794)
Net cash provided by operating activities	$1,210	$1,922
For the three months ended March 31, 2026, our net cash from operating activities was $1.2 million compared to $1.9 million for the same period in 2025.
For the three months ended March 31, 2026, net loss was $1.3 million. Operating cash flows reflected non-cash adjustments, including $3.7 million of amortization of content assets, $2.2 million of stock-based compensation and $0.2 million of other depreciation, amortization and non-cash items. Cash used during the quarter primarily consisted of a $4.0 million of additions to content assets acquired primarily through barter activities, and $0.6 million inflow from changes in operating assets and liabilities.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the three months ended March 31, 2026 and 2025, we recorded a net cash inflow in investing activities of $2.5 million and $2.1 million, respectively, mainly due to maturities of investments in debt securities.
Financing Activities
For the three months ended March 31, 2026 and 2025, net cash used in financing activities was $5.2 million and $2.6 million, respectively, reflecting an increase of $2.5 million primarily due to dividends paid.

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
OFF BALANCE SHEET ARRANGEMENTS
As of March 31, 2026, we had no off-balance sheet arrangements.
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

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report filed with the Securities and Exchange Commission on March 12, 2026. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein. During the quarter ended March 31, 2026, there were no significant changes made to the Company’s critical accounting policies from those disclosed in our Annual Report.
RECENT ACCOUNTING PRONOUNCEMENTS
The information set forth in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies in the Unaudited Notes to Interim Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.
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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers otherwise adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1*	Employment Agreement, Dated July 10, 2025, by and between CuriosityStream Inc. and Clint Stinchcomb.	8-K	001-39139	10.1	July 16, 2025
10.9+	Credit Agreement, Dated March 12, 2026, by and between Curiosity Inc. and Citibank.			10.9		X
10.10	Guaranty, Dated March 12, 2026, by and between CuriosityStream Inc. and Citibank.			10.10		X
10.11+	Pledge and Security Agreement, Dated March 12, 2026, by and between Curiosity Inc. and Citibank.			10.11		X
10.12+	Patent and Trademark Security Agreement, Dated March 12, 2026, by and between Curiosity Inc. and Citibank.			10.12		X

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS***	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
+	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the SEC or its staff upon its request.

**
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

CURIOSITYSTREAM INC.

Date: May 14, 2026	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)