Form 10-Q
period 2026-06-30
CuriosityStream Inc.
filed 2026-08-13
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, 59,338,028 shares of common stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	June 30, 2026	December 31, 2025
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$5,379	$18,318
Restricted cash	60	60
Short-term investments in debt and other securities	1,496	8,966
Accounts receivable, net	6,402	8,893
Other current assets	2,994	1,198
Total current assets	16,331	37,435
Investments in debt securities	3,920	—
Investments in equity method investees	3,733	3,668
Property and equipment, net	341	404
Content assets, net	32,502	31,000
Licensing fee receivable, net of current portion	5,967	—
Operating lease right-of-use assets	2,605	2,763
Other assets	2,066	461
Total assets	$67,465	$75,731
Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$61	$362
Accounts payable	4,316	9,449
Accrued expenses and other liabilities	8,218	12,094
Deferred revenue	8,226	8,409
Total current liabilities	20,821	30,314
Non-current operating lease liabilities	3,234	3,460
Other liabilities	1,948	470
Total liabilities	26,003	34,244
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of June 30, 2026, and December 31, 2025; 59,594 and 58,950 issued, including 489 and 216 treasury shares; 59,105 and 58,734 shares outstanding as of June 30, 2026, and December 31, 2025, respectively.	5	5
Treasury stock	(1,122)	(251)
Additional paid-in capital	381,034	377,577
Accumulated deficit	(338,455)	(335,844)
Total stockholders’ equity	41,462	41,487
Total liabilities and stockholders’ equity	$67,465	$75,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited and in thousands except per share amounts)	2026	2025	2026	2025

Revenues	$23,245	$19,012	$38,406	$34,102
Operating expenses
Cost of revenues	6,313	8,864	12,970	15,944
Advertising and marketing	1,900	3,275	5,415	6,209
General and administrative	5,852	6,393	12,385	11,390
	14,065	18,532	30,770	33,543
Operating income	9,180	480	7,636	559
Change in fair value of warrant liability	—	(79)	—	(86)
Interest and other income	101	424	311	850
Equity method investment income (loss)	35	(156)	65	(307)
Income before income taxes	9,316	669	8,012	1,016
Provision for (benefit from) income taxes	434	(115)	458	(87)
Net income	$8,882	$784	$7,554	$1,103
Net income per share
Basic	$0.15	$0.01	$0.13	$0.02
Diluted	$0.15	$0.01	$0.12	$0.02
Weighted average number of common shares outstanding
Basic	59,190	57,585	59,070	57,357
Diluted	60,607	58,745	60,534	58,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	58,734	$5	216	$(251)	$377,577	$(335,844)	$41,487
Net loss	—	—	—	—	—	(1,328)	(1,328)
Dividends declared	—	—	—	—	—	(4,946)	(4,946)
Stock-based compensation, net	644	—	—	—	1,559	—	1,559
Share repurchases	(90)	—	90	(311)	—	—	(311)
Balance at March 31, 2026	59,288	$5	306	$(562)	$379,136	$(342,118)	$36,461
Net income	—	—	—	—	—	8,882	8,882
Dividends declared	—	—	—	—	—	(5,219)	(5,219)
Stock-based compensation, net	—	—	—	—	1,898	—	1,898
Share repurchases	(183)	—	183	(560)	—	—	(560)
Balance at June 30, 2026	59,105	$5	489	$(1,122)	$381,034	$(338,455)	$41,462
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net income	—	—	—	—	—	319	319
Dividends declared	—	—	—	—	—	(862)	(862)
Stock-based compensation, net	332	—	—	—	811	—	811
Balance at March 31, 2025	56,930	$5	216	$(251)	$367,319	$(308,957)	$58,116
Net income	—	—	—	—	—	784	784
Dividends declared	—	—	—	—	—	(10,388)	(10,388)
Stock-based compensation, net	781	—	—	—	1,329	—	1,329
Balance at June 30, 2025	57,711	$5	216	$(251)	$368,648	$(318,561)	$49,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited and in thousands)	2026	2025

Cash flows from operating activities
Net income	$7,554	$1,103
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Change in fair value of warrant liability	—	86
Additions to content assets	(9,543)	(4,179)
Change in content liabilities	(301)	120
Amortization of content assets	8,041	7,113
Depreciation and amortization expenses	88	83
Bad debt expenses	48	(61)
Loss on disposal of assets	170	—
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(34)	(354)
Stock-based compensation	4,101	3,077
Equity method investment (income) loss	(65)	307
Other non-cash items	102	145
Changes in operating assets and liabilities
Accounts receivable	(3,811)	(5,190)
Other assets	(1,174)	335
Accounts payable	(5,134)	(521)
Accrued expenses and other liabilities	(2,861)	4,023
Deferred revenue	(131)	(1,376)
Net cash (used in) provided by operating activities	(2,950)	4,711

Cash flows from investing activities
Purchases of property and equipment	—	(77)
Business acquisitions	(1,954)	—
Sales of investments in debt securities	1,000	2,000
Maturities of investments in debt securities	6,500	17,450
Purchases of investments in debt securities	(3,915)	(11,070)
Net cash provided by investing activities	1,631	8,303

Cash flows from financing activities
Repurchases of common stock	(871)	—
Dividends paid	(9,889)	(12,665)
Payments related to tax withholding	(730)	(1,297)
Payment of debt issuance costs	(130)	—
Net cash used in financing activities	(11,620)	(13,962)
Net decrease in cash, cash equivalents and restricted cash	(12,939)	(948)
Cash, cash equivalents and restricted cash, beginning of period	18,378	7,951
Cash, cash equivalents and restricted cash, end of period	$5,439	$7,003
Supplemental non-cash operating activities:
Disposition of assets in exchange for a non-cash receivable in connection with the Curiosity Brands, LLC transaction	$250	$—
Supplemental disclosure:
Income tax refunds received, net of payments	$12	$84
Cash paid for operating leases	$(290)	$(235)
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

The Company's online library available for streaming spans the entire category of factual entertainment including science, history, society, nature, lifestyle, and technology, offered through its flagship subscription video-on-demand ("SVOD") service, Curiosity Stream. Individual customers can purchase subscriptions directly via the Company's SVOD platform accessible by internet connected devices and applications for such devices as well as through distributor channel stores offering the Company’s subscriptions services. Individual subscriptions may be monthly or annual and pricing may vary based on the customer's location worldwide. Customers may also subscribe to Company services indirectly via distribution partners who deliver CuriosityStream content via the distributor's platform or system. Such wholesale distribution agreements typically convey a broad scope of rights, such as access to a 24/7 linear channel and an on-demand content library, with pricing and packaging flexibility, in exchange for an annual fixed fee or per-subscriber fee as part of a multi-year deal. The streaming library is composed of thousands of accessible on-demand and ad-free productions and includes shows and series from leading nonfiction producers.

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

On June 30, 2026, the Company disposed of certain assets related to its Curiosity University, Curiosity Audio, and Catholic Stream brands to an unrelated third party. Concurrently, the Company entered into a 30-year content license agreement to license certain of its retained content related to these brands to the acquirer, together with a distribution and services agreement under which the Company continues to provide certain operational and distribution services. See Note 16 — Disposition of Curiosity Brands, LLC and Related Agreements) for further discussion.
NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2025.
In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on

Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported total revenue, net income, or cash flows.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization, the assessment of the recoverability of content assets and equity method investments, and the determination of fair value estimates related to non-monetary transactions, share-based awards and liability-classified warrants (prior to their expiration in October 2025). In connection with the Company's divestiture of Curiosity Brands, LLC during the second quarter of 2026, significant estimates also include the determination of standalone selling prices for the combined contractual arrangements, the discount rate used to measure the significant financing component and impute interest income on the deferred consideration, the assessment of collectability of contractual payments, and the valuation of assets and liabilities transferred in the transaction.
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
Licensing revenue is generated through the monetization of the Company’s content library and proprietary data assets, including traditional library sales to media companies, AI data licensing for model training, and non-monetary barter transactions. These arrangements represent the transfer of functional intellectual property. Revenue is generally recognized at the point in time when the license period begins and the content or data is made available for the customer’s use. For barter exchanges, revenue is recognized upon delivery and acceptance of the assets and at the fair value of services received. Certain licensing arrangements provide for consideration payable over a period exceeding one year following transfer of control of the licensed content. Where the timing of payments provides the customer with a significant financing benefit, the Company adjusts the transaction price for the effects of the time value of money, recognizing revenue at the discounted present value of the consideration to be received and recognizing the difference between the discounted and nominal amounts as interest income over the payment term using the effective interest method.
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

The Company holds equity investments in Spiegel TV Geschichte und Wissen GmbH & Co. KG (the “Spiegel Venture”) and Watch Nebula LLC (“Nebula”). The Company accounts for these investments under the equity method of accounting. The carrying value of the Company’s equity method investment in the Spiegel Venture was reduced to zero as of December 31, 2024, and remains unchanged as of June 30, 2026. The carrying values for the investment in Nebula as of June 30, 2026, and December 31, 2025, were as follows:

(in thousands)	Total

Balance at December 31, 2025	$3,668
Equity method investment income	65
Balance at June 30, 2026	$3,733
SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership in the Spiegel Venture for an initial investment of $3.3 million. The Spiegel Venture, which prior to the Company’s equity purchase, was jointly owned and operated by Spiegel TV GmbH (“Spiegel TV”) and Autentic GmbH (“Autentic”), operates two documentary channels, and a free advertising-supported streaming television (FAST) channel, and receives a share of revenue from the Company's German-language SVOD service. The Spiegel Venture provides factual content to audiences in Germany and certain German-speaking regions of other countries. As of December 31, 2024, the Company’s carrying value in the Spiegel Venture was written down to zero as the Company’s share of cumulative losses exceeded its initial investment. The Company has not received any dividends from the Spiegel Venture as of June 30, 2026.
The Company had a call option that permitted it to require Spiegel TV and Autentic to sell their respective ownership interests in the Spiegel Venture (the “Call Option”) to the Company. The Call Option, exercisable at a value based on a determinable calculation in the Share Purchase Agreement (“SPA”), was initially exercisable only during the period that is the later of (i) 30 business days following the adoption of the Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between March 1, 2026, and March 31, 2026.
Together with the Call Option, each of Spiegel TV and Autentic had a put option that permitted it to require the Company to purchase its interest (“Put Option”) at a value based on a determinable calculation outlined in the SPA. The Put Option was initially exercisable only during the period that is the later of i) the 60-day period following the adoption of Spiegel Venture’s audited financial statements for the fiscal year 2025, and (ii) the period between April 1, 2026, and April 30, 2026.

In April 2026, Spiegel TV and Autentic exercised their respective Put Options. The aggregate purchase price payable by the Company was calculated to be $2.0 million based on the formula set forth in the SPA and the Spiegel Venture’s audited 2025 results. To facilitate the timing required for an international wire transfer and ensure funds arrived in Germany for the July 1, 2026 settlement, the Company remitted the payment on June 30, 2026. As of June 30, 2026, this advance purchase price payment was recorded within Other Current Assets on the Unaudited Condensed Consolidated Balance Sheets. On July 1, 2026, the Company completed the acquisition of the remaining 68% ownership interest, bringing its ownership to 100%, and will consolidate Spiegel Venture’s financial results starting from the closing date. For additional information regarding the acquisition of Spiegel Venture, please see Note 17 — Subsequent Events.
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
Since the time of its original investment, the Company purchased additional incremental ownership interests, each for a payment of $0.8 million and representing 1.625% of equity ownership, if Nebula met certain quarterly targets. The Company made three subsequent incremental purchases, bringing its total ownership interest in Nebula to 16.875% as of June 30, 2026. The opportunity or obligation to make additional purchases ended as of September 30, 2023. Because the Company did not purchase at least two consecutive ownership interests in Nebula, effective December 15, 2023, Standard removed the Company’s seat on the Nebula board of directors. The Company has not received dividends from Nebula as of June 30, 2026.

NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows is as follows:

(in thousands)	June 30, 2026	December 31, 2025

Cash and cash equivalents	$5,379	$18,318
Restricted cash[1]	60	60
Cash and cash equivalents and restricted cash	$5,439	$18,378
[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.
The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) and quoted prices for comparable assets (Level 2) were as follows as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$21	$—	$—	$21
Mutual funds	—	1	1,614	1,615
Total Level 1 securities	$21	$1	$1,614	$1,636
Level 2 securities:
Corporate debt securities	—	1,495	3,920	5,415
Total Level 2 securities	—	1,495	3,920	5,415
Total	$21	$1,496	$5,534	$7,051

	As of December 31, 2025
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$10,842	$—	$—	$10,842
Mutual funds	—	—	76	76
U.S. government securities	250	—	—	250
Total Level 1 securities	$11,092	$—	$76	$11,168
Level 2 securities:
Corporate debt securities	4,234	8,964	—	13,198
Total Level 2 securities	4,234	8,964	—	13,198
Total	$15,326	$8,964	$76	$24,366

The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of June 30, 2026:

	As of June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	5,416	—	(1)	5,415
The Company recorded no material realized gains or losses during the three and six months ended June 30, 2026, and 2025.
For the three and six months ended June 30, 2026, the Company recorded a nominal amount of net investment income and an unrealized loss related to the mutual funds held in the Rabbi Trust related to the NQDC plan, which is included in Interest and other income, net in the Unaudited Condensed Consolidated Statements of Operations.
Accrued interest on held-to-maturity securities is excluded from the amortized cost basis. As of June 30, 2026, the total accrued interest receivable excluded from the disclosed amortized cost basis was immaterial, net of any allowance for credit losses.
The Company’s held-to-maturity investments as of June 30, 2026, consist of short term, investment-grade debt securities, primarily corporate bonds and U.S. Treasury securities. Based on external credit ratings and economic forecasts, the Company determined that the expected credit losses over the lifetime of these securities are immaterial. Therefore, no allowance for credit losses has been recorded for these securities as of June 30, 2026.
The following table provides the amortized cost and estimated fair value of investments with fixed maturities by maturity date as of June 30, 2026:

	As of June 30, 2026
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,496	$1,495
Due after one year through five years	3,920	3,920
Total	$5,416	$5,415
The Company’s investment in the private AI technology company is an equity security without a readily determinable fair value and is measured using the measurement alternative under ASC 321; accordingly, it is not categorized within the fair value hierarchy.
ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the activity in the allowance for credit losses for the six months ended June 30, 2026, and 2025, which reflects management’s estimate of expected credit losses over the contractual life of the Company's accounts receivable.

	Six Months Ended June 30,
(in thousand)	2026	2025

Balance at the beginning of the period	$7	$243
Provisions for credit losses	53	35
Write-offs charged against the allowance	—	(75)
Recoveries of amounts previously written off	(6)	(96)
Balance at the end of the period	$54	$107

CONTENT ASSETS
Content assets consisted of the following as of June 30, 2026, and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Licensed content, net:
Released, less amortization and impairment	$14,717	$9,307
Prepaid and unreleased	10,580	11,209
Total Licensed content, net	25,297	20,516

Produced content, net:
Released, less amortization and impairment	7,205	10,292
In production	—	192
Total produced content, net	7,205	10,484
Total content assets	$32,502	$31,000
Of the $14.7 million unamortized cost of licensed content that had been released as of June 30, 2026, the Company expects that $9.2 million, $3.8 million and $0.7 million will be amortized in each of the next three years. Of the $7.2 million unamortized cost of produced content that had been released as of June 30, 2026, the Company expects that $3.7 million, $2.4 million and $0.7 million will be amortized in each of the next three years.
As of June 30, 2026, the Company had licensed content that was contractually completed but not yet released. The timing of the release for this content is uncertain, and therefore, the Company cannot reasonably estimate the portion of costs that will be amortized in the next 12 months. The Company will recognize amortization once the content is published and available for monetization.
Content assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges were recognized during the three and six months ended June 30, 2026, and 2025.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which are included within cost of revenues in the Company’s Unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2026, and 2025, content amortization was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Licensed content	$2,543	$1,855	$4,606	$3,549
Produced content	1,591	1,745	3,206	3,564
Total	$4,134	$3,600	$7,812	$7,113

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of June 30, 2026, and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025

Accrued payroll and benefits	$1,293	$4,964
Accrued revenue share	2,549	3,846
Sales and income tax liabilities	1,133	935
Dividends payable	685	408
Operating lease liabilities	444	428
Accrued royalties	51	452
Other	2,063	1,061
Total	$8,218	$12,094
CREDIT FACILITY

On March 12, 2026, the Company entered into a Credit Agreement with Citibank, N.A., providing for a $10.0 million Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility has a three-year term maturing on March 12, 2029, and is secured by a first-priority lien on substantially all assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) a floating rate plus 3.00% or (ii) Adjusted Term SOFR plus 3.00%. The Company is required to pay an unused fee of 0.35% per annum on the average daily unused portion of the facility. For the three months ended June 30, 2026, the Company recorded immaterial unused fees, which are included within general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit and an accordion feature allowing the Company to request increases in the revolving commitment of up to an aggregate principal amount of $20.0 million, subject to lender consent. The Credit Facility contains customary financial covenants, including a Consolidated Leverage Ratio not to exceed 3.00:1.00 and a Consolidated Interest Coverage Ratio of not less than 3.00:1.00. Additionally, the agreement restricts the payment of cash dividends or the repurchase of equity interests unless the Company maintains liquidity (defined as unrestricted cash plus facility availability) of at least $10.0 million, after giving effect to such payment. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of June 30, 2026, there were no outstanding borrowings under the Credit Facility. In connection with entering into the facility, the Company incurred $0.1 million in debt issuance costs, that are included within Other assets in the Unaudited Condensed Consolidated Balance Sheets. These costs are amortized over the 36-month term of the facility and recorded within general and administrative expense on the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2026, the Company recorded an immaterial amount of amortization expense related to these costs.

NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three and six months ended June 30, 2026, and 2025, as well as the relative percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026		2025		2026		2025

Subscription	$8,869	38%	$9,303	49%	$17,696	46%	$18,585	54%
Licensing (1)	14,059	61%	9,491	50%	20,076	52%	14,903	44%
Other	317	1%	218	1%	634	2%	614	2%
Total revenues	$23,245		$19,012		$38,406		$34,102
(1) Includes revenue recognized from barter transactions of $5.3 million and $1.9 million for the three months ended June 30, 2026, and 2025, respectively, and $9.2 million and $3.6 million for the six months ended June 30, 2026, and 2025, respectively.

REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2026, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2026	Year Ended December 31,
(in thousands)		2027	2028	2029	Thereafter	Total

Remaining performance obligations	$1,925	$652	$321	$101	$19	$3,018
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
Total deferred revenues were $8.5 million and $8.7 million as of June 30, 2026, and December 31, 2025, respectively. The non-current portions of $0.3 million as of June 30, 2026, and December 31, 2025, are included in other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
For the six months ended June 30, 2026, the Company recognized revenues of $6.1 million related to amounts deferred as of December 31, 2025.
The following table provides a roll-forward of the contract liability balances for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025

Balance at beginning of period	$8,733	$11,350
Revenue recognized in the current period from beginning balance	(6,120)	(8,113)
New deferrals, net of amounts recognized in current period	5,989	6,737
Deferred revenue derecognized upon disposition of Curiosity Brands, LLC	(104)	—
Balance at end of period	$8,498	$9,974

TRADE AND BARTER TRANSACTIONS
The Company regularly enters into trade and barter transactions, primarily for the purpose of exchanging content assets through licensing agreements with media counterparties.
For content acquired through trade and barter transactions, the Company records the acquired assets in the Condensed Consolidated Balance Sheet and amortizes those assets over the term of the content license, beginning at the time the asset is placed in service or monetized otherwise, in accordance with the Company’s content and amortization policies. For other products and services received through trade and barter transactions, the Company records operating expenses upon receipt of such products and services, as applicable.
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
For the three and six months ended June 30, 2026, and 2025, trade and barter revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Trade and barter license fees	$5,308	$1,857	$9,156	$3,573
For the three and six months ended June 30, 2026, and 2025, trade and barter cost of revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Cost of revenues	$—	$16	$—	$18
For the three and six months ended June 30, 2026, and 2025, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Content assets acquired	$5,308	$1,841	$9,156	$3,555
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of June 30, 2026, and December 31, 2025, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
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

As of December 31, 2025, the Company had repurchased 215,890 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchases was $0.3 million. The Company purchased additional 272,883 shares at an average price of $3.16 per share for a total of $0.9 million during the six months ended June 30, 2026. The purchased shares were recorded as treasury stock in the equity section of the Company’s Unaudited Condensed Consolidated Balance Sheets.
As of June 30, 2026, $4.9 million remains available for future repurchases under the Board-authorized program.
WARRANTS
All of the Company’s outstanding Warrants expired unexercised on October 14, 2025. As of December 31, 2025, there were no Warrants outstanding and the related warrant liability was zero. Prior to their expiration, the Company had 3,054,203 Public Warrants and 3,676,000 Private Placement Warrants outstanding. Each whole warrant entitled the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Private Placement Warrants were liability-classified, and the Public Warrants were equity-classified. No warrants were exercised during the three and six months ended June 30, 2025.

The Private Placement Warrants were recorded at fair value as of each reporting date with the change in fair value reported in the accompanying Unaudited Condensed Consolidated Statements of Operations as “Change in fair value of warrant liability.” The fair value of the Private Placement Warrant liability was estimated using a Black-Scholes pricing model with Level 3 inputs. As of September 30, 2025, the fair value of the Private Placement Warrants was determined to be zero as the Warrants were significantly out-of-the-money and approaching their expiration date. Because the Private Placement Warrants were written down to zero during the third quarter of 2025, and subsequently extinguished upon expiration, no fair value measurements or significant assumptions were required for the Black-Scholes model as of December 31, 2025. The significant assumptions used to determine fair value as of June 30, 2025, were as follows:

June 30, 2025

Exercise price	$11.50
Stock price (CURI)	$5.63
Expected volatility	74.90%
Expected warrant term (years)	0.3
Risk-free interest rate	4.36%
Dividend yield	5.7%
Fair Value per Private Placement Warrant	$0.05
The change in fair value of the private placement warrant liability was negligible for the three and six months ended June 30, 2025.
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

For the three and six months ended June 30, 2026, and 2025, the components of basic and diluted net income per share were as follows:

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator — basic and diluted EPS:
Net income	$8,882	$784	$7,554	$1,103
Denominator — basic EPS:
Weighted–average shares	59,190	57,585	59,070	57,357
Net income per share — basic	$0.15	$0.01	$0.13	$0.02
Denominator — diluted EPS:
Weighted–average shares	60,607	58,745	60,534	58,489
Net income per share — diluted	$0.15	$0.01	$0.12	$0.02
The following table summarizes common shares issuable for stock options and restricted stock units as of June 30, 2026, and for warrants, stock options, and restricted stock units as of June 30, 2025. For the three months ended June 30, 2026, and 2025, these share equivalents were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Options	27	27	27	27
Restricted stock units	3,322	1,254	3,322	1,254
Warrants	—	6,730	—	6,730
Total	3,349	8,011	3,349	8,011
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

STOCK OPTIONS
The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which incorporates assumptions regarding stock price volatility, employee exercise behavior, future dividend payments, and risk-free interest rates. Due to a lack of sufficient historical exercise behavior, the Company utilizes the simplified method to estimate the expected term, representing the midpoint between the vesting date and the end of the contractual term. Volatility is estimated using the Company’s historical volatility alongside that of similar public companies, while the risk-free interest rate is based on the rate of return on U.S. Treasury securities with maturities approximating the expected term. No options were exercised during the three and six months ended June 30, 2026, and 2025.
As of June 30, 2026, all outstanding stock options were fully exercisable with a weighted-average exercise price of $5.00 and a weighted-average remaining contractual term of 3.17 years. There were no unvested stock options as of June 30, 2026.
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
During the year ended December 31, 2025 and six months ended June 30, 2026, the Company granted RSU awards to employees and senior leadership, a significant portion of which were granted in July 2025 and included tranches that vest upon (i) achievement of specified market conditions or (ii) performance conditions or (iii) continued service through dates generally ranging from one to four years.
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
The following table summarizes stock option and RSU activity, prices, and values for the six months ended June 30, 2026:

	Number of Shares Available for Issuance Under the Plan	Stock Options			Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2025	735	27	$5.00	3.67	3,428	$3.99
Granted	(755)	—	—	—	755	3.12
RSUs vested	197	—	—	—	(841)	3.92
Forfeited or expired	20	—	—	—	(20)	3.62
Balance at June 30, 2026	197	27	$5.00	3.17	3,322	$3.83

For the three and six months ended June 30, 2026, and 2025, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock-based compensation — RSUs	$1,860	$2,213	$4,101	$3,076
The following table summarizes total fair value of RSUs that vested during the three and six months ended June 30, 2026, and 2025. This value is calculated based on the closing market price of the Company’s common stock on the applicable vesting dates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousand)	2026	2025	2026	2025

Fair value of vested RSUs	$2,931	$4,618	$5,813	$4,785
As of June 30, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock units was approximately $2.5 million. This cost is expected to be recognized over a weighted average remaining period of 0.47 years.
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

The following table presents financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Revenues	$23,245	$19,012	$38,406	$34,102
Less:
Content amortization	4,134	3,600	7,812	7,113
Other cost of revenues	2,179	5,264	5,158	8,831
Advertising and marketing	1,900	3,275	5,415	6,209
Payroll and related	2,448	2,457	5,337	5,089
Other general and administrative	3,404	3,936	7,048	6,301
Total operating expenses	14,065	18,532	30,770	33,543
Operating (loss) income	9,180	480	7,636	559
Other segment items[1]	$136	$189	$376	$457
(Loss) income before income taxes	$9,316	$669	$8,012	$1,016
Provision for (benefit from) income taxes	$434	$(115)	$458	$(87)
Net (loss) income	$8,882	$784	$7,554	$1,103
[1] Other segment items include interest and other income, and equity method investment income for the three and six months ended June 30, 2026. Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss for the three and six months ended June 30, 2025. See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the United States. For the three and six months ended June 30, 2026, and 2025, revenue by geographic location based on customer location was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026		2025		2026		2025
United States	$18,080	78%	$14,683	77%	$30,395	79%	$25,419	75%
International
Germany	2,363	10%	77	—%	2,432	6%	155	—%
Other	2,802	12%	4,252	23%	5,579	15%	8,528	25%
Total International	5,165	22%	4,329	23%	8,011	21%	8,683	25%
Total revenue	$23,245	100%	$19,012	100%	$38,406	100%	$34,102	100%
Revenue from one foreign country, Germany, comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
As of June 30, 2026, and December 31, 2025, the impacts of the arrangements with the Spiegel Venture on the Company’s Unaudited Condensed Consolidated Balance Sheets were as follows:

(in thousands)	June 30, 2026	December 31, 2025

Accounts receivable	$25	$101
Accounts payable	$3	$4
Accrued expenses and other liabilities	$4	$5

For the three and six months ended June 30, 2026, and 2025, the impacts of arrangements with the Spiegel Venture on the Company’s Unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Revenues	$—	$8	$—	$8
Cost of revenues	$16	$9	$9	$18
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
NOTE 11 - RETIREMENT PLAN
Nonqualified Deferred Compensation Plan
In July 2025, the Company established the NQDC Plan for the benefit of employees classified as highly compensated employees under Section 414(q) of the Internal Revenue Code, including the Company’s Chief Executive Officer and Chief Financial Officer. The NQDC Plan allows eligible participants to defer up to 80% of their base salary and up to 100% of their annual incentive compensation.
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
As of June 30, 2026, the aggregate liability under the NQDC Plan was $1.6 million, which is included in "Other liabilities" on the Unaudited Condensed Consolidated Balance Sheets. The following table summarizes the activity in the NQDC Plan for the three and six months ended June 30, 2026:

(in thousands)	Six Months Ended June 30, 2026

Balance at beginning of period	$76
Participant contributions	1,402
Aggregate earnings (losses)	137
Distributions	—
Balance at end of period	$1,615

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
As of June 30, 2026, the Company held operating lease ROU assets of $2.6 million. Current lease liabilities were $0.4 million, and are included within accrued expenses and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. Non-current lease liabilities were $3.2 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of June 30, 2026. The weighted average remaining lease term as of June 30, 2026, was 6.67 years.
Components of Lease Cost
For the three and six months ended June 30, 2026, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating lease cost	$119	$119	$238	$238
Variable lease cost	38	7	56	21
Total lease cost	$157	$126	$294	$259
Maturity of Lease Liabilities
As of June 30, 2026, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Six remaining months of 2026	$296
2027	600
2028	615
2029	630
2030	646
Thereafter	1,455
Total lease payments	$4,242
Less: imputed interest	(564)
Present value of total lease liabilities	$3,678
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying Unaudited Condensed Consolidated Statements of Operations. Operating lease income from the Company’s sublease was nominal for both the three and six months ended June 30, 2026. As of June 30, 2026, total remaining future minimum lease payments receivable on the Company’s sublease were $0.1 million.
NOTE 13 - COMMITMENTS AND CONTINGENCIES

CONTENT COMMITMENTS
As of June 30, 2026, the Company’s content obligations amounted to $0.3 million, including less than $0.1 million recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.2 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid through the remainder of 2026.
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
ADVERTISING COMMITMENTS
The Company periodically enters into agreements to receive future advertising and marketing services as part of various licensee arrangements, and the Company reports commitments when the applicable agreements provide for specific committed amounts. As of June 30, 2026, the Company’s future advertising commitments totaled $0.9 million, all of which the Company expects to pay through the remainder of 2026.
NOTE 14 - INCOME TAXES
For the three and six months ended June 30, 2026, the Company recorded income tax provision of $0.4 million and $0.5 million, respectively, compared to income tax benefits of $0.1 million each for the same periods in 2025. The change in the income tax provision was primarily driven by changes in our estimated annual effective tax rate, reflecting projected full-year valuation allowance utilization and state income tax liabilities.
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
During the first quarter in 2026, the Company received a Letter 105C from the IRS notifying the Company of the disallowance of its claims related to the first and second quarters of 2021, which total approximately $1.0 million. The Company, in consultation with its tax advisors, continues to believe it is eligible for these credits and has initiated a formal appeal of the IRS's determination.
The agreement with the Buyer includes a provision allowing the Buyer to require the Company to repurchase the ERC claim if the IRS disallows or reduces the amount. Management continues to believe the likelihood of such a repurchase obligation is remote based on the technical merits of the pending appeal; consequently, no liability has been recognized for this contingent obligation as of June 30, 2026. No income or expenses related to the 2021 ERC claims were recognized during the three and six months ended June 30, 2026.

NOTE 16 - DISPOSITION OF CURIOSITY BRANDS, LLC AND RELATED AGREEMENTS
On June 30, 2026, the Company disposed of the financial and intangible assets related to its Curiosity University, Curiosity Audio, and Catholic Stream brands, representing the Company's educational lifelong-learning, audio-format, and faith-based content offerings, respectively, to an unrelated third party (the “Buyer”) for $0.3 million. To effect the disposition, the Company contributed the assets to a newly formed, wholly owned subsidiary, Curiosity Brands, LLC (“Curiosity Brands”), and the Buyer then acquired 100% of Curiosity Brands’ membership interests. The purchase price is receivable in two equal installments with the first installment due no later than December 31, 2026, and the second installment due no later than June 30, 2027. The purchase price receivable was recognized within Other assets on the Condensed Consolidated Balance Sheet.

The Company derecognized the net assets disposed of and recognized a loss on disposal of approximately $0.2 million, representing the excess of the net book value of the assets transferred over the consideration received, which is reflected within General and administrative expenses in the Condensed Consolidated Statements of Operations.

Concurrently with the disposition, the Company entered into a long-term content license agreement (the “License Agreement”) with Curiosity Brands for $10 million, payable in four annual installments of $2.5 million beginning June 30, 2027, and a Distribution and Services Agreement (the “Service Agreement”) under which the Company will earn a fee equal to 10% of Curiosity Brands' net revenue for providing certain operational and distribution services. Because the License Agreement provides Curiosity Brands a significant financing benefit, the Company recorded the related receivable at its present value, discounted at 7.0%, representing the estimated rate that would be reflected in a separate financing transaction between the Company and the customer at contract inception, resulting in licensing revenue of $8.5 million for the three and six months ended June 30, 2026. Interest income associated with the accretion of the licensing fee receivable will be recorded within Interest and other income (expense) in the Condensed Consolidated Statements of Operations, commencing in the third quarter of 2026.

The Company evaluated the license fee receivable under ASC 326 and concluded no allowance for credit losses was required as of June 30, 2026, based on Curiosity Brands projected cash flows, and contractual protections available to the Company in the event of a payment default.
NOTE 17 - SUBSEQUENT EVENTS
ACQUISITION OF REMAINING OWNERSHIP IN SPIEGEL VENTURE
On July 1, 2026, the Company completed its previously disclosed acquisition of the remaining 68% ownership interest in Spiegel Venture, pursuant to put options exercised by Spiegel TV GmbH and Autentic GmbH in April 2026, for an aggregate purchase price of $2.0 million paid in cash. As a result, the Company now owns 100% of the Spiegel Venture, and Spiegel Venture's results of operations will be consolidated within the Company's financial statements beginning on the closing date.
Unaudited Pro Forma Financial Information
The following table presents the supplemental pro forma results of operations for the three and six months ended June 30, 2026, and 2025, as if the acquisition of Spiegel Venture had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Total Pro Forma Revenues	$23,606	$19,358	$39,126	$34,803
Total Pro Forma Net Income	$8,808	$678	$7,385	$1,864
Basis of Pro Forma Presentation
These pro forma results are presented for informational purposes only and are not necessarily indicative of the actual results that would have occurred had the acquisition been completed on January 1, 2025, nor are they indicative of future operating results.

The pro forma adjustments include: the consolidation of 100% of Spiegel Venture’s revenue and expenses, preliminary amortization expense associated with the estimated fair value of acquired intangible assets, and the elimination of certain intercompany transactions between the Company and Spiegel Venture.
As this is a step-acquisition, the Company will remeasure its previously held 32% equity interest in Spiegel Venture at its acquisition-date fair value. Any resulting gain or loss will be recognized in earnings in the third quarter of 2026. As the Company’s carrying value in the Spiegel Venture has remained at zero since 2024, the Company expects to recognize a gain within the consolidated statement of operations upon the closing of the transaction in the third quarter of 2026.
As of the filing date of these financial statements, the initial accounting for this business combination is incomplete; therefore, certain disclosures, such as the final purchase price allocation and the fair value of the previously held interest, have not yet been finalized.
DIVIDEND DECLARATION
On August 11, 2026, the Board declared a quarterly cash dividend of $0.085 per share of common stock. The cash dividend will be paid on September 18, 2026, to all holders of record of common stock at the close of business on September 4, 2026. This cash dividend of approximately $5.0 million is expected to be paid from available cash on hand, cash generated from operations, as well as potential drawdowns on our credit facility if needed.

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
CuriosityStream’s award-winning content library features 15,000 programs that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also aggregates rights to millions of video and audio programs, course materials and other assets to utilize on our own services as well as license to other media and technology companies.
During the second quarter of 2026, the Company disposed of its educational lifelong-learning, faith-based, and audio-format content brands (Curiosity University, Catholic Stream and Curiosity Audio, respectively) to an unrelated third party, concurrently entering into a long-term content license agreement with the buyer to continue monetizing the underlying content library, alongside a Distribution and Services Agreement under which the Company receives a fee equal to 10% of the buyer's net revenue for providing ongoing operational and distribution services. This transaction reflects the Company's ongoing strategy to concentrate its resources on its core streaming and technology platform, including the continued expansion of its AI content and technology licensing initiatives, while divesting non-core brand assets that are not central to this strategic focus. See Note 16 — Disposition of Curiosity Brands, LLC and Related Agreements to the Unaudited Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026, and 2025, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(unaudited and in thousands)	2026	2025	Total	%	2026	2025	Total	%

Revenues
Subscription	$8,869	$9,303	$(434)	(5%)	$17,696	$18,585	$(889)	(5%)
Licensing	14,059	9,491	4,568	48%	20,076	14,903	5,173	35%
Other	317	218	99	45%	634	614	20	3%
Total revenue	23,245	19,012	4,233	22%	38,406	34,102	4,304	13%
Operating expenses
Cost of revenues	6,313	8,864	(2,551)	(29%)	12,970	15,944	(2,974)	(19%)
Advertising and marketing	1,900	3,275	(1,375)	(42%)	5,415	6,209	(794)	(13%)
General and administrative	5,852	6,393	(541)	(8%)	12,385	11,390	995	9%
Total operating expenses	14,065	18,532	(4,467)	(24%)	30,770	33,543	(2,773)	(8%)
Operating income	9,180	480	8,700	n/m	7,636	559	7,077	n/m
Other income (expense)
Change in fair value of warrant liability	—	(79)	79	n/m	—	(86)	86	n/m
Interest and other income	101	424	(323)	(76%)	311	850	(539)	(63%)
Equity method investment income (loss)	35	(156)	191	(122%)	65	(307)	372	(121%)
Income before income taxes	$9,316	$669	$8,647	n/m	$8,012	$1,016	6,996	n/m
Provision for (benefit from) income taxes	434	(115)	549	n/m	458	(87)	545	n/m
Net income	$8,882	$784	$8,098	n/m	$7,554	$1,103	6,451	n/m
* n/m = percentage not meaningful
For the three months ended June 30, 2026, the Company reported operating income and net income of $9.2 million and $8.9 million, respectively, compared to operating income and net income of $0.5 million and $0.8 million, respectively, for the three months ended June 30, 2025. This improvement in results was attributable to a $4.2 million, or 22%, increase in total revenue, driven by higher licensing revenue and a $4.5 million, or 24%, decrease in total operating expenses, driven by a reduction in costs across all operating expense categories.
For the six months ended June 30, 2026, the Company reported operating income and net income of $7.6 million each, compared to operating income and net income of $0.6 million and $1.1 million, respectively, for the same period in 2025. This improvement in results was attributable to a $4.3 million, or 13%, increase in total revenue, driven by higher licensing revenue, and a $2.8 million, or 8%, decrease in total operating expenses, reflecting lower cost of revenues and advertising and marketing, partially offset by higher general and administrative expenses.
Our future operating results and cash flows are dependent upon a number of opportunities, such as our AI licensing initiatives and other factors, including our ability to efficiently grow our subscription business.

Revenue
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
The Company continually evaluates pricing structures to align with market conditions, including price adjustments for legacy subscribers initiated in March 2026. Alongside standard subscriptions, the Company offers the “Smart Bundle” service, which includes access to Tastemade, Kidstream, SOMM TV, and Curiosity University.
For the three and six months ended June 30, 2026, subscription revenue decreased due to a lower overall subscriber count, partially offset by an increase in average monthly revenue per paying subscriber reflecting the strategic price increases implemented in March 2026, which applied to our subscription offerings across our direct business platforms.
Licensing
Through our licensing business, we deliver content and data assets across two primary models: traditional cash licensing and non-cash barter arrangements. Under our cash licensing arrangements, we license titles from our library to various media companies. We also license and sublicense high volumes of content and data assets to technology organizations developing artificial intelligence technologies, such as large language models (LLMs), small language models (SLMs), and physical AI applications. Under our non-cash barter arrangements, we exchange existing titles from our library for new programming, which allows us to expand our content offerings while preserving liquidity.

Licensing growth during the period was driven by an increase in traditional cash licensing, including the long-term content license agreement with Curiosity Brands, as well as expanded barter activity. Because acquiring content under non-cash barter transactions requires the concurrent recognition of licensing revenue at the estimated fair value of the assets received, increased barter volume directly impacts recognized revenue. The frequency and timing of these arrangements fluctuate based on when content exchanges are executed with our partners.
Operating Expenses
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

The following table details cost of revenues for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	Total	%	2026	2025	Total	%

Content amortization	$4,134	$3,600	$534	15%	$7,812	$7,113	$699	10%
Distribution[1]	674	4,319	(3,645)	(84%)	2,240	7,155	(4,915)	(69%)
Other[2]	1,505	945	560	59%	2,918	1,676	1,242	74%
Total cost of revenues	$6,313	$8,864	$(2,551)	(29%)	$12,970	$15,944	$(2,974)	(19%)
[1] Includes revenue share, payment processing fees, music licensing fees, and application service commissions.
[2] Includes storage costs, web service costs, production and broadcast, agent commissions, and other expenses.
Cost of revenues decreased $2.6 million, or 29%, and $3.0 million, or 19%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily driven by a decrease in distribution costs, principally reflecting the timing of AI revenue share expenses. These increases were partially offset by an increase in Other, primarily driven by higher storage and other technology costs reflecting the investment in our data library for AI training. We expect these costs to decline in the second half of 2026.
Advertising and Marketing
Our advertising and marketing expenditures are a primary operating cost for our business, focused specifically on the acquisition and retention of Direct subscribers. While these costs may fluctuate based on our specific outreach objectives, we prioritize the allocation of marketing dollars toward efficient customer acquisition methods for our streaming service.

For the three and six months ended June 30, 2026, advertising and marketing expenses decreased $1.4 million, or 42%, and $0.8 million, or 13%, respectively, compared to the same periods in 2025. The decreases were primarily driven by more efficient marketing spend.
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
The following table details general and administrative costs for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	Total	%	2026	2025	Total	%

Payroll and related	$2,448	$2,457	$(9)	—%	$5,337	$5,089	$248	5%
Stock-based compensation	1,860	2,214	(354)	(16%)	4,101	3,077	1,024	33%
Professional services	665	855	(190)	(22%)	1,143	$1,444	(301)	(21%)
Technology and subscriptions	312	291	21	7%	661	608	53	9%
Other[1]	567	576	(9)	(2%)	1,143	1,172	(29)	(2%)
Total general and administrative	$5,852	$6,393	$(541)	(8%)	$12,385	$11,390	$995	9%
[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.
For the three months ended June 30, 2026, general and administrative expenses decreased $0.5 million, or 8%, compared to the same period in 2025, primarily driven by a $0.4 million decrease in stock-based compensation expense resulting from the RSUs granted in July 2025 and a $0.2 million decrease in professional services, reflecting our ongoing commitment to disciplined expense management and operational efficiency.

For the six months ended June 30, 2026, general and administrative expenses increased $1.0 million, or 9%, from the same period in 2025, primarily driven by a $1.0 million increase in stock-based compensation expense resulting from the RSUs granted in July 2025, and a $0.2 million increase in payroll and related expenses primarily due to a higher accrual for annual incentive compensation, partially offset by a $0.3 million decrease in professional services.
Other Income (Expense)
Change in Fair Value of Warrant Liability
As of June 30, 2026, there were no warrants outstanding, and the Company no longer carried a warrant liability on its consolidated balance sheet.
Interest and Other Income
Interest and other income for the three and six months ended June 30, 2026, was $0.1 million and $0.3 million, respectively, compared to $0.4 million and $0.9 million for the same periods in 2025. The decrease in 2026 was primarily due to less interest income earned resulting from an overall decrease in investment balance starting in 2025 and continued through the first half of 2026.
Equity Method Investment Income
For the three and six months ended June 30, 2026, the Company recorded immaterial income compared to losses of $0.2 million and $0.3 million for the same periods in 2025, respectively. The Company no longer recognizes its share of losses from the Spiegel Venture, as the investment balance was fully reduced in 2024 due to cumulative losses. The Company continues to record its share of income and losses from Nebula.
Income Taxes
For the three and six months ended June 30, 2026, the Company recorded income tax provision of $0.4 million and $0.5 million, respectively, compared to income tax benefits of $0.1 million each for the same periods in 2025. The change in the income tax provision was primarily driven by changes in our estimated annual effective tax rate, reflecting projected full-year valuation allowance utilization and state income tax liabilities.
Our provision for income taxes differs from the federal statutory rate primarily due to the Company being in a full valuation allowance position and not recognizing a tax benefit attributable to generated losses for either federal or state income tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of June 30, 2026, the Company’s cash, cash equivalents and restricted cash totaled $5.4 million, with an additional $5.4 million held in investments in debt securities.To support ongoing working capital and operational needs, the Company plans to leverage cash generated from operations, as well as potential drawdowns on our credit facility if needed.
For the six months ended June 30, 2026, the Company used $3.0 million of net cash in operating activities. Additionally, the Company generated $1.6 million in net cash from investing activities, mainly related to maturities of investments in debt securities. Net cash used in financing activities was $11.6 million, mainly due to dividends paid and repurchase of treasury stock.
As of June 30, 2026, we principally use cash for advertising and marketing, working capital, and quarterly dividend payments. While we generated positive cash flow from operating activities in 2024 and 2025, we experienced negative cash flows from operations for the three and six months ended June 30, 2026. Although we continue to focus on operational efficiency, operating cash flows may fluctuate in future periods. We believe that our current cash levels and investments, supplemented by anticipated operating cash flows, will be adequate to support our ongoing operations, capital expenditures, dividend payments, and working capital needs for at least the next twelve months from the date of this filing.

We have used, and expect to continue to use, cash generated from operations and cash on hand to fund our quarterly dividend, subject to Board approval and market conditions. As of June 30, 2026, we continue to utilize trade and barter transactions, a strategy initiated in 2023, to exchange content assets through licensing agreements. These transactions allow us to acquire high-quality, monetizable content while preserving our cash liquidity.
The following table provides details of dividends declared and paid as of June 30, 2026.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

January 29, 2026	March 6, 2026	March 20, 2026	$0.080	$4.9 million
May 14, 2026	June 5, 2026	June 19, 2026	$0.085	$5.0 million
Our Board of Directors has declared the next cash dividend of $0.085 per share to be paid on September 18, 2026, for an expected aggregate amount of $5.0 million. Subject to future declaration by our Board of Directors, we intend to continue to pay regular quarterly cash dividends.
On June 10, 2024, our Board of Directors authorized and approved a share repurchase program for up to $4.0 million of the then-outstanding shares of our common stock. Under the stock repurchase program, we may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. On March 10, 2026, the Board authorized an additional $2.0 million for the purchase of the Company’s common stock under this existing program, increasing the total authorized amount to $6.0 million. Since the program’s inception through June 30, 2026, we had repurchased $1.1 million of common stock under this program. As of June 30, 2026, $4.9 million remains available for future repurchases under the Board-authorized program.
Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
(unaudited and in thousands)	2026	2025

Net cash (used in) provided by operating activities	$(2,950)	$4,711
Net cash provided by investing activities	1,631	8,303
Net cash used in financing activities	(11,620)	(13,962)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,939)	$(948)

Operating Activities
Cash flows from operating activities primarily consist of net income, changes to our content assets (including additions and amortization), and other working capital items.

	Six Months Ended June 30,
(in thousands)	2026	2025

Net income	$7,554	$1,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Change in fair value of warrant liability	—	86
Additions to content assets	(9,543)	(4,179)
Change in content liabilities	(301)	120
Amortization of content assets	8,041	7,113
Stock-based compensation	4,101	3,077
Equity method investment loss	(65)	307
Other depreciation, amortization and non-cash items	374	(187)
Changes in operating assets and liabilities	(13,111)	(2,729)
Net cash (used in) provided by operating activities	$(2,950)	$4,711
For the six months ended June 30, 2026, our net cash used in operating activities was $3.0 million compared to $4.7 million for the same period in 2025.
For the six months ended June 30, 2026, net income was $7.6 million. Operating cash flows reflected non-cash adjustments, including $8.0 million of amortization of content assets, $4.1 million of stock-based compensation and $0.4 million of other depreciation, amortization and non-cash items, which do not represent cash inflows or outflows and are added back in reconciling net income to operating cash flow. Additions to content assets of $9.5 million, acquired primarily through barter activities, were similarly non-cash and are excluded from operating cash flow. Cash used during the period primarily consisted of a $13.1 million net use of cash from changes in operating assets and liabilities.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions and equity investments and purchases of property and equipment.
For the six months ended June 30, 2026 and 2025, we recorded a net cash inflow in investing activities of $1.6 million and $8.3 million, respectively. The 2026 inflow was primarily driven by $6.5 million of maturities and $1.0 million of sales of investments in debt securities, partially offset by $3.9 million of purchases of investments in debt securities and a $2.0 million deposit paid in advance of the closing of our acquisition of Spiegel Venture, which closed on July 1, 2026 (see Note 17 — Subsequent Events). The 2025 inflow was primarily driven by $17.5 million of maturities and $2.0 million of sales of investments in debt securities, partially offset by $11.1 million of purchases of investments in debt securities.
Financing Activities
For the six months ended June 30, 2026 and 2025, net cash used in financing activities was $11.6 million and $14.0 million, respectively. The decrease in cash used was primarily driven by a $2.8 million decrease in dividends paid and a $0.6 million decrease in payments related to tax withholding, partially offset by $0.9 million used for repurchases of common stock in 2026, with no comparable activity in 2025.

Capital Expenditures
Going forward, we expect to continue making expenditures for purchases of property and equipment, which we expect to remain minimal. The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.
OFF BALANCE SHEET ARRANGEMENTS
As of June 30, 2026, we had no off-balance sheet arrangements.
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

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report filed with the Securities and Exchange Commission on March 12, 2026. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein. During the quarter ended June 30, 2026, there were no significant changes made to the Company’s critical accounting policies from those disclosed in our Annual Report.
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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to credit risk and counterparty concentration risk related to the license fee receivable from Curiosity Brands, LLC.

In June 2026, we entered into a 30-year content license agreement with Curiosity Brands, LLC, under which we recorded a licensing fee receivable payable in four annual installments of $2.5 million beginning in June 2027. Curiosity Brands, LLC is a newly formed entity with limited operating history and independent financial resources. Our ability to collect the scheduled annual installment payments is dependent on the financial condition, operational performance, and creditworthiness of Curiosity Brands, LLC over the four-year payment period.

If Curiosity Brands, LLC fails to satisfy its payment obligations, experiences liquidity difficulties, or becomes subject to insolvency proceedings, we may suffer credit losses, delays in collection, or impairment of the underlying receivable. Any such failure could adversely affect our business, financial condition, cash flows, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Plans - On June 10, 2024, the Company's Board of Directors authorized and approved a share repurchase program for up to $4.0 million of shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. On March 10, 2026, the Board authorized an additional $2.0 million for the purchase of the Company’s common stock under this existing program, increasing the total authorized amount to $6.0 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, and other factors. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

The following table provides information about purchases of shares of our common stock during the three months ended June 30, 2026 related to shares purchased as part of a publicly announced plan or program:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit) [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

April 1 through April 30, 2026	49,600	$3.36	49,600	$5,265,107
May 1 through May 31, 2026	101,724	$2.97	101,724	$4,963,035
June 1 through June 30, 2026	31,559	$2.70	31,559	$4,877,879
Total	182,883		182,883
1 Average price paid per share for shares purchased as part of a publicly announced plan or program, as applicable, includes costs associated with the repurchases.
ITEM 5. OTHER INFORMATION
On May 26, 2026, Theresa Cudahy, the Company’s Chief Operating Officer adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K) which provided for the sale of an aggregate of 302,424 shares of the Company’s common stock between August 21, 2026, and November 20, 2026.
On June 11, 2026, Majid M. Nikzad, a member of the Company's Board of Directors, adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K) which provided for the sale of an aggregate of up to 90,000 shares of the Company's common stock between September 14, 2026, and February 15, 2028.
None of the Company’s other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1*	Employment Agreement, Dated July 10, 2025, by and between CuriosityStream Inc. and Clint Stinchcomb.	8-K	001-39139	10.1	July 16, 2025
10.2*	Amendment No. 2 to CuriosityStream Inc. 2020 Omnibus Incentive Plan	Proxy	001-39139	Annex A	April 10, 2026

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS***	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
+	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the SEC or its staff upon its request.

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

CURIOSITYSTREAM INC.

Date: August 13, 2026	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ P. Brady Hayden
	Name:	P. Brady Hayden
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)