Form 10-Q
period 2026-09-30
CuriosityStream Inc.
filed 2026-11-12
CIK 1776909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(MARK ONE)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, 59,338,028 shares of common stock of the registrant were issued and outstanding.

CURIOSITYSTREAM INC.
QUARTERLY REPORT ON FORM 10-Q
i

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(in thousands)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,512	$18,318
Restricted cash	60	60
Short-term investments in debt and other securities	1,491	8,966
Accounts receivable, net	13,155	8,893
Other current assets	1,067	1,198
Total current assets	21,285	37,435
Investments in debt securities	2,912	—
Investments in equity method investees	3,793	3,668
Property and equipment, net	386	404
Content assets, net	32,569	31,000
Goodwill	1,764	—
Intangible assets, net	606	—
Licensing fee receivable, net of current portion	6,236	—
Operating lease right-of-use assets	2,524	2,763
Other assets	2,047	461
Total assets	$74,122	$75,731

Liabilities and stockholders’ equity
Current liabilities
Content liabilities	$144	$362
Accounts payable	4,482	9,449
Accrued expenses and other liabilities	15,459	12,094
Deferred revenue	7,163	8,409
Total current liabilities	27,248	30,314

Non-current operating lease liabilities	3,117	3,460
Other liabilities	1,939	470
Total liabilities	32,304	34,244
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.0001 par value – 125,000 shares authorized as of September 30, 2026, and December 31, 2025; 59,827 shares and 58,950 shares issued as of September 30, 2026 and December 31, 2025, including 489 and 216 treasury shares; 59,338 shares and 58,734 shares outstanding as of September 30, 2026 and December 31, 2025, respectively.	5	5
Treasury stock	(1,122)	(251)
Additional paid-in capital	381,773	377,577
Accumulated other comprehensive loss	(8)	—
Accumulated deficit	(338,830)	(335,844)
Total stockholders’ equity	41,818	41,487
Total liabilities and stockholders’ equity	$74,122	$75,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited and in thousands except per share amounts)	2026	2025	2026	2025

Revenues	$20,723	$18,359	$59,129	$52,461
Operating expenses
Cost of revenues	10,620	7,588	23,590	23,532
Advertising and marketing	1,516	3,442	6,931	9,651
General and administrative	4,910	11,820	17,295	23,210
	17,046	22,850	47,816	56,393
Operating income (loss)	3,677	(4,491)	11,313	(3,932)
Change in fair value of warrant liability	—	174	—	88
Interest and other income	1,050	290	1,361	1,140
Equity method investment income (loss)	60	76	125	(231)
Income (loss) before income taxes	4,787	(3,951)	12,799	(2,935)
Provision for (benefit from) income taxes	(53)	(207)	405	(294)
Net income (loss)	$4,840	$(3,744)	$12,394	$(2,641)
Net income (loss) per share
Basic	$0.08	$(0.06)	$0.21	$(0.05)
Diluted	$0.08	$(0.06)	$0.21	$(0.05)
Weighted average number of common shares outstanding
Basic	59,272	57,930	59,140	57,406
Diluted	60,443	57,930	60,413	57,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$4,840	$(3,744)	$12,394	$(2,641)
Other comprehensive income (loss):
Foreign currency translation	(8)	—	(8)	—
Total comprehensive income (loss)	$4,832	$(3,744)	$12,386	$(2,641)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	58,734	$5	216	$(251)	$377,577	$—	$(335,844)	$41,487
Net loss	—	—	—	—	—	—	(1,328)	(1,328)
Dividends declared	—	—	—	—	—	—	(4,946)	(4,946)
Stock-based compensation, net	644	—	—	—	1,559	—	—	1,559
Share repurchases	(90)	—	90	(311)	—	—	—	(311)
March 31, 2026	59,288	5	306	(562)	379,136	—	(342,118)	36,461
Net income	—	—	—	—	—	—	8,882	8,882
Dividends declared	—	—	—	—	—	—	(5,219)	(5,219)
Stock-based compensation, net	—	—	—	—	1,898	—	—	1,898
Share repurchases	(183)	—	183	(560)	—	—	—	(560)
June 30, 2026	59,105	5	489	(1,122)	381,034	—	(338,455)	41,462
Net income	—	—	—	—	—	—	4,840	4,840
Dividends declared	—	—	—	—	—	—	(5,215)	(5,215)
Stock-based compensation, net	233	—	—	—	739	—	—	739
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
September 30, 2026	59,338	$5	489	$(1,122)	$381,773	$(8)	$(338,830)	$41,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	56,598	$5	216	$(251)	$366,508	$(308,414)	$57,848
Net Income	—	—	—	—	$—	319	319
Dividends declared	—	—	—	—	—	(862)	(862)
Stock-based compensation, net	332	—	—	—	811	—	811
March 31, 2025	56,930	5	216	(251)	367,319	(308,957)	58,116
Net income	—	—	—	—	—	784	784
Dividends declared	—	—	—	—	—	(10,388)	(10,388)
Stock-based compensation, net	781	—	—	—	1,329	—	1,329
June 30, 2025	57,711	5	216	(251)	368,648	(318,561)	49,841
Net loss	—	—	—	—	—	(3,744)	(3,744)
Dividends declared	—	—	—	—	—	(4,754)	(4,754)
Stock-based compensation, net	370	—	—	—	5,851	—	5,851
September 30, 2025	58,081	$5	216	$(251)	$374,499	$(327,059)	$47,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

CURIOSITYSTREAM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited and in thousands)	2026	2025

Cash flows from operating activities
Net income (loss)	$12,394	$(2,641)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Change in fair value of warrant liability	—	(88)
Additions to content assets	(14,351)	(7,276)
Change in content liabilities	(218)	(196)
Amortization of content assets	13,026	10,696
Depreciation and amortization expenses	177	122
Bad debt expenses, net	56	(207)
Loss on disposal of assets	149	—
Gain on remeasurement of previously held equity investment	(921)	—
Amortization of premiums and accretion of discounts associated with investments in debt securities, net	(22)	(454)
Stock-based compensation	5,101	10,054
Equity method investment (income) loss	(125)	231
Other non-cash items	258	453
Changes in operating assets and liabilities
Accounts receivable	(10,658)	(2,891)
Other assets	(1,148)	256
Accounts payable	(5,161)	(2,788)
Accrued expenses and other liabilities	4,200	6,500
Deferred revenue	(1,234)	(2,683)
Net cash provided by operating activities	1,523	9,088

Cash flows from investing activities
Purchases of property and equipment	(74)	(77)
Business acquisitions, net of cash acquired	(1,820)	—
Sales of investments in debt securities	1,000	3,500
Maturities of investments in debt securities	7,500	25,300
Purchases of investments in debt securities	(3,915)	(11,807)
Net cash provided by investing activities	2,691	16,916

Cash flows from financing activities
Repurchases of common stock	(871)	—
Dividends paid	(14,993)	(17,311)
Payments related to tax withholding	(1,026)	(2,476)
Payment of debt issuance costs	(130)	—
Net cash used in financing activities	(17,020)	(19,787)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,806)	6,217
Cash, cash equivalents and restricted cash, beginning of period	18,378	7,951
Cash, cash equivalents and restricted cash, end of period	$5,572	$14,168
Supplemental non-cash operating activities:
Disposition of assets in exchange for a non-cash receivable in connection with the Curiosity Brands, LLC transaction	$250	$—
Supplemental disclosure:
Income tax (payments) refunds, net	$(29)	$88
Cash paid for operating leases	$(386)	$(473)
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
The Company also has a substantial licensing business. Traditionally this business focused on content licensing of CuriosityStream’s library of 15,000 hours of factual entertainment content to other media companies and distributors worldwide, typically for a fee per hour of content. CuriosityStream’s traditional content licensing business is global, and licensed rights vary by platform or outlet, such as SVOD, FAST and Pay TV. The Company also owns, licenses or has access to millions of hours of premium video and audio content, both finished and raw, across the landscape of content genres and languages, as well as a production-grade code library of over 1,000 repositories with decades of contextual history, 100,000 pull requests, and assets from seven operating companies for sublicensing to technology companies to train artificial intelligence (AI) models and products that utilize AI.
CuriosityStream’s other businesses include advertising, such as FAST and AVOD channels and advertising on its Pay TV channels.
On June 30, 2026, the Company disposed of certain assets related to its Curiosity University, Curiosity Audio, and Catholic Stream brands to an unrelated third party. Concurrently, the Company entered into a long-term content license agreement to license certain of its retained content related to these brands to the acquirer, together with a distribution and services agreement under which the Company continues to provide certain operational and distribution services. See Note 16 — Disposition of Curiosity Brands, LLC and Related Agreements for further discussion.
On July 1, 2026, the Company acquired the remaining 68% ownership interest in SPIEGEL TV Geschichte und Wissen GmbH & Co. KG and its general partner, SPIEGEL TV Geschichte und Wissen Verwaltungs-GmbH (together, the “Spiegel Venture”), for $1.9 million in cash, increasing its ownership from 32% to 100%. The Spiegel Venture operates two pay television documentary channels and a FAST channel and distributes the Company’s Curiosity Stream service in German-speaking Europe. The results of the Spiegel Venture are included in the Company’s consolidated financial statements beginning on the acquisition date. See Note 17 — Acquisition of Spiegel Venture for further discussion.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2025, except for the accounting policies for business combinations, goodwill and intangible assets, and foreign currency adopted in connection with the acquisition of the Spiegel Venture on July 1, 2026, which are described below.
In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported total revenue, net income, or cash flows.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the U.S Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include the content asset amortization, the assessment of the recoverability of content assets and equity method investments, and the determination of fair value estimates related to non-monetary transactions, share-based awards and liability-classified warrants (prior to their expiration in October 2025). In connection with the Company's divestiture of Curiosity Brands, LLC during the second quarter of 2026, significant estimates also include the determination of standalone selling prices for the combined contractual arrangements, the discount rate used to measure the significant financing component and impute interest income on the deferred consideration, the assessment of collectability of contractual payments, and the valuation of assets and liabilities transferred in the transaction. In connection with the Company’s acquisition of the Spiegel Venture during the third quarter of 2026, significant estimates also include the fair values of the assets acquired, liabilities assumed, and the previously held equity interest.
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
Accounts receivable, net are typically unsecured and are derived from revenues earned from customers, the majority of which are located in the United States. As of September 30, 2026, the Company’s licensing fee receivable from Curiosity Brands, LLC, including the current portion, represented approximately 44% of the Company’s total receivables. See Note 16 — Disposition of Curiosity Brands, LLC and Related Agreements for further discussion.
Investments in Debt Securities
The Company classifies its investments in debt securities as held-to-maturity ("HTM") under ASC “Accounting Standards Codification” 320, "Investments—Debt and Equity Securities." HTM investments represent securities for which the Company has the positive intent and ability to hold to maturity, and they are reported at amortized cost.
Investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Investments with longer maturities are classified as short-term or long-term investments based on the remaining maturity at each balance sheet date and the Company’s intent to hold the security. Interest income earned from HTM investments is recognized in the Unaudited Condensed Consolidated Statement of Operations as Interest and other Income under non-operating income.
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

The Company’s assets measured at fair value on a recurring basis have included its investments in money market funds, U.S. government securities, as well as assets held in a Rabbi Trust related to the Company’s non-qualified deferred compensation (“NQDC”) plan. Level 1 inputs were derived by using unadjusted quoted prices for identical assets in active markets and were used to value the Company’s investments in money market funds, U.S. government debt securities, and the NQDC plan assets.
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
Business Combinations
The Company accounts for business combinations using the acquisition method. Identifiable assets acquired and liabilities assumed are recognized at their acquisition-date fair values, and any excess of the consideration transferred plus the fair value of any previously held equity interest over those net amounts is recorded as goodwill. When the Company obtains control of a business in which it previously held an equity interest, it remeasures that interest at its acquisition-date fair value and recognizes any resulting gain or loss in earnings. Provisional amounts may be adjusted during the measurement period, which does not exceed one year from the acquisition date. Acquisition-related costs are expensed as incurred.
Goodwill and Intangible Assets
Goodwill is not amortized and is tested for impairment annually as of October 1, and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the Company’s single reporting unit is below its carrying amount. Finite-lived intangible assets, which consist of distribution relationships and reacquired rights, are amortized on a straight-line basis over their estimated useful lives or, for reacquired rights, their remaining contractual terms, and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the euro. Their assets and liabilities, including goodwill and intangible assets arising from their acquisition, are translated into U.S. dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the period. Translation adjustments are recorded in other comprehensive income (loss) and accumulated in accumulated other comprehensive income (loss). Gains and losses on transactions denominated in a currency other than the entity’s functional currency are recognized in Interest and other income (expense).
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
NOTE 3 - EQUITY INVESTMENTS
The Company holds a 16.875% ownership interest in Watch Nebula LLC (“Nebula”), an SVOD technology platform built for and by a group of independent content creators, which is accounted for under the equity method of accounting. Prior to July 1, 2026, the Company also accounted for its 32% interest in the Spiegel Venture under the equity method; the carrying value of that investment was reduced to zero as of December 31, 2024, and remained unchanged through the acquisition date (see Note 17 — Acquisition of Spiegel Venture). The carrying values for the investment in Nebula as of September 30, 2026, and December 31, 2025, were as follows:

(in thousands)	Total

Balance at December 31, 2025	$3,668
Equity method investment income	125
Balance at September 30, 2026	$3,793
NOTE 4 - BALANCE SHEET COMPONENTS
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows is as follows:

(in thousands)	September 30, 2026	December 31, 2025

Cash and cash equivalents	$5,512	$18,318
Restricted cash[1]	60	60
Cash and cash equivalents and restricted cash	$5,572	$18,378
[1] Restricted cash included cash deposits required by a bank as collateral related to corporate credit card agreements.

The Company’s investments in debt securities at fair value based on unadjusted quoted market prices (Level 1) were as follows as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$67	$—	$—	$67
Mutual funds	—	29	1,607	1,636
Total Level 1 securities	$67	$29	$1,607	$1,703

	As of December 31, 2025
(in thousands)	Cash and Cash Equivalents	Short-Term Investments	Investments (Non-Current)	Total

Level 1 securities:
Money market funds	$10,842	$—	$—	$10,842
Mutual funds	—	—	76	76
U.S. government securities	250	—	—	250
Total Level 1 securities	$11,092	$—	$76	$11,168
The following table provides the amortized cost and estimated fair value of investments with fixed maturities as of September 30, 2026:

	As of September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate debt securities	4,403	—	—	4,403
The Company recorded no material realized gains or losses during the three and nine months ended September 30, 2026, and 2025.
For the three and nine months ended September 30, 2026, the Company recorded a nominal amount of net investment income and an unrealized gain related to the mutual funds held in the Rabbi Trust related to the NQDC plan, which is included in Interest and other income in the Unaudited Condensed Consolidated Statements of Operations.
Accrued interest on held-to-maturity securities is excluded from the amortized cost basis. As of September 30, 2026, the total accrued interest receivable excluded from the disclosed amortized cost basis was immaterial, net of any allowance for credit losses.
The Company’s held-to-maturity investments as of September 30, 2026, consist of investment-grade debt securities, primarily corporate bonds and U.S. Treasury securities. Based on external credit ratings and economic forecasts, the Company determined that the expected credit losses over the lifetime of these securities are immaterial. Therefore, no allowance for credit losses has been recorded for these securities as of September 30, 2026.

The following table provides the amortized cost and estimated fair value of investments with fixed maturities by maturity date as of September 30, 2026:

	As of September 30, 2026
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,491	$1,491
Due after one year through five years	2,912	2,912
Total	$4,403	$4,403
ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the activity in the allowance for credit losses for the nine months ended September 30, 2026, and 2025, which reflects management’s estimate of expected credit losses over the contractual life of the Company's accounts receivable.

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at the beginning of the period	$7	$243
Provisions for credit losses	62	24
Write-offs charged against the allowance	—	(75)
Recoveries of amounts previously written off	(6)	(156)
Balance at the end of the period	$63	$36

CONTENT ASSETS
Content assets consisted of the following as of September 30, 2026, and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Licensed content, net:
Released, less amortization and impairment	$13,572	$9,307
Prepaid and unreleased	12,009	11,209
Total Licensed content, net	25,581	20,516

Produced content, net:
Released, less amortization and impairment	6,988	10,292
In production	—	192
Total produced content, net	6,988	10,484
Total content assets	$32,569	$31,000
Of the $13.6 million unamortized cost of licensed content that had been released as of September 30, 2026, the Company expects that $8.0 million, $3.8 million and $0.6 million will be amortized in each of the next three years. Of the $7.0 million unamortized cost of produced content that had been released as of September 30, 2026, the Company expects that $4.2 million, $1.9 million and $0.4 million will be amortized in each of the next three years.
As of September 30, 2026, the Company had licensed content that was contractually completed but not yet released. The timing of the release for this content is uncertain, and therefore, the Company cannot reasonably estimate the portion of costs that will be amortized in the next 12 months. The Company will recognize amortization once the content is published and available for monetization.

Content assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges were recognized during the three and nine months ended September 30, 2026, and 2025.
Amortization
In accordance with its accounting policy for content assets, the Company amortizes licensed content costs and produced content costs, which are included within cost of revenues in the Company’s Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, and 2025, content amortization was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Licensed content	$3,554	$1,891	$8,197	$5,440
Produced content	1,431	1,692	4,829	5,256
Total	$4,985	$3,583	$13,026	$10,696
GOODWILL AND INTANGIBLE ASSETS
As of September 30, 2026, goodwill of $1.8 million related entirely to the acquisition of the Spiegel Venture. The change in goodwill since the acquisition date, which resulted from foreign currency translation, was not material.
Intangible assets, also related entirely to the acquisition of the Spiegel Venture, consisted of the following as of September 30, 2026:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Distribution relationships	$454	$(23)	$431
Reacquired rights	200	(25)	175
Total	$654	$(48)	$606
Amortization expense was $0.1 million for the three and nine months ended September 30, 2026. Based on exchange rates as of September 30, 2026, estimated amortization expense is $0.1 million for the remainder of 2026, $0.2 million for 2027, $0.1 million for 2028 and 2029, and $0.1 million thereafter. See Note 17 — Acquisition of Spiegel Venture for further discussion.

ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following as of September 30, 2026, and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025

Accrued payroll and benefits	$2,101	$4,964
Accrued revenue share	4,781	3,846
Sales and income tax liabilities	1,012	935
Dividends payable	796	408
Operating lease liabilities	453	428
Accrued royalties	50	452
Other [1]	6,266	1,061
Total	$15,459	$12,094
1 As of September 30, 2026, other consists primarily of overpayments received from a distribution partner that self-reports and remits fees under its agreement. The Company identified the overpayment in the third quarter and expects to refund it to the partner by December 31, 2026.

CREDIT FACILITY

On March 12, 2026, the Company entered into a Credit Agreement with Citibank, N.A., providing for a $10.0 million Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility has a three-year term maturing on March 12, 2029, and is secured by a first-priority lien on substantially all assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company's option, either (i) a floating rate plus 3.00% or (ii) Adjusted Term SOFR plus 3.00%. The Company is required to pay an unused fee of 0.35% per annum on the average daily unused portion of the facility. For the three and nine months ended September 30, 2026, the Company recorded immaterial unused fees, which are included within General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

The Credit Facility includes a $2.0 million sublimit for the issuance of letters of credit. The Credit Facility contains customary financial covenants, including a Consolidated Leverage Ratio not to exceed 3.00:1.00 and a Consolidated Interest Coverage Ratio of not less than 3.00:1.00. Additionally, the agreement restricts the payment of cash dividends or the repurchase of equity interests unless the Company maintains liquidity (defined as unrestricted cash plus facility availability) of at least $10.0 million, after giving effect to such payment. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of September 30, 2026, there were no outstanding borrowings under the Credit Facility. In connection with entering into the facility, the Company incurred $0.1 million in debt issuance costs, that are included within Other assets in the Unaudited Condensed Consolidated Balance Sheets. These costs are amortized over the 36-month term of the facility and recorded within interest and other (expense) income on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company recorded an immaterial amount of amortization expense related to these costs.
NOTE 5 - REVENUE
The following table sets forth the Company’s disaggregated revenues for the three and nine months ended September 30, 2026, and 2025, as well as the relative percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026		2025		2026		2025

Subscription	$8,691	42%	$9,313	51%	$26,387	45%	$27,898	53%
Licensing	11,718	57%	8,694	47%	31,794	54%	23,597	45%
Other	314	1%	352	2%	948	1%	966	2%
Total revenues	$20,723		$18,359		$59,129		$52,461
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2026, the Company expects to recognize revenues in the future related to performance obligations that were unsatisfied as follows:

	Remainder of Year Ending December 31, 2026	Year Ended December 31,
(in thousands)		2027	2028	2029	Thereafter	Total

Remaining performance obligations	$1,615	$786	$230	$104	$24	$2,759
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

Total deferred revenues were $7.4 million and $8.7 million as of September 30, 2026, and December 31, 2025, respectively. The non-current portions of $0.3 million and $0.3 million as of September 30, 2026, and December 31, 2025, respectively, are included in other liabilities in the Unaudited Condensed Consolidated Balance Sheets.
For the nine months ended September 30, 2026, the Company recognized revenues of $7.7 million related to amounts deferred as of December 31, 2025.
The following table provides a roll-forward of the contract liability balances for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025

Balance at beginning of period	$8,733	$11,350
Revenue recognized in the current period from beginning balance	(7,675)	(10,063)
New deferrals, net of amounts recognized in current period	6,400	7,380
Deferred revenue derecognized upon disposition of Curiosity Brands, LLC	(46)	—
Balance at end of period	$7,412	$8,667
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

For the three and nine months ended September 30, 2026, and 2025, trade and barter revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Trade and barter license fees	$4,593	$2,822	$13,749	$6,395
For the three and nine months ended September 30, 2026, and 2025, trade and barter cost of revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Cost of revenues	$—	$—	$—	$18
For the three and nine months ended September 30, 2026, and 2025, additions to content assets resulting from trade and barter transactions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Content assets acquired	$4,593	$2,822	$13,749	$6,377
NOTE 6 - STOCKHOLDERS’ EQUITY
COMMON STOCK
As of September 30, 2026, and December 31, 2025, the Company had authorized the issuance of 126,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 125,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock.
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
As of December 31, 2025, the Company had repurchased 215,890 shares of its common stock at an average price of $1.16 per share. The total cost of the repurchases was $0.3 million. The Company purchased additional 272,883 shares at an average price of $3.16 per share for a total of $0.9 million during the nine months ended September 30, 2026. The purchased shares were recorded as treasury stock in the equity section of the Company’s Unaudited Condensed Consolidated Balance Sheets.
As of September 30, 2026, $4.9 million remains available for future repurchases under the Board-authorized program.
WARRANTS
All of the Company’s outstanding Warrants expired unexercised on October 14, 2025. As of December 31, 2025, there were no Warrants outstanding and the related warrant liability was zero. Prior to their expiration, the Company had 3,054,203 Public Warrants and 3,676,000 Private Placement Warrants outstanding. Each whole warrant entitled the registered holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Private Placement Warrants were liability-classified, and the Public Warrants were equity-classified. No warrants were exercised during the three and nine months ended September 30, 2025.

The Private Placement Warrants were recorded at fair value as of each reporting date with the change in fair value reported in the accompanying Unaudited Condensed Consolidated Statements of Operations as “Change in fair value of warrant liability.” The fair value of the Private Placement Warrant liability was estimated using a Black-Scholes pricing model with Level 3 inputs. As of September 30, 2025, the fair value of the Private Placement Warrants was determined to be zero as the Warrants were significantly out-of-the-money and approaching their expiration date. Because the Private Placement Warrants were written down to zero during the third quarter of 2025, and subsequently extinguished upon expiration, no fair value measurements or significant assumptions were required for the Black-Scholes model as of December 31, 2025. The significant assumptions used to determine fair value as of September 30, 2025, were as follows:

September 30, 2025

Exercise price	$11.50
Stock price (CURI)	$5.30
Expected volatility	75.00%
Expected warrant term (years)	0.04
Risk-free interest rate	4.20%
Dividend yield	7.8%
Fair Value per Private Placement Warrant	$—
The change in fair value of the private placement warrant liability was $0.2 million and $0.1 million for the three and nine months ended September 30, 2025, respectively.
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
For the three and nine months ended September 30, 2026, and 2025, the components of basic and diluted net income per share were as follows:

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator — basic and diluted EPS:
Net income (loss)	$4,840	$(3,744)	$12,394	$(2,641)
Denominator — basic EPS:
Weighted–average shares	59,272	57,930	59,140	57,406
Net income (loss) per share — basic	$0.08	$(0.06)	$0.21	$(0.05)
Denominator — diluted EPS:
Weighted–average shares	60,443	57,930	60,413	57,406
Net income (loss) per share — diluted	$0.08	$(0.06)	$0.21	$(0.05)

The following table summarizes common shares issuable for stock options and restricted stock units as of September 30, 2026, and for warrants, stock options, and restricted stock units as of September 30, 2025. For the three and nine months ended September 30, 2026, and 2025, these share equivalents were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Options	27	27	27	27
Restricted stock units	1,200	4,410	1,200	4,410
Warrants	—	6,730	—	6,730
Total	1,227	11,167	1,227	11,167
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
In June 2026, the Board adopted the CuriosityStream Inc. Inducement Equity Incentive Plan (the “Inducement Plan”), which reserves 300,000 shares of common stock for issuance. Awards under the Inducement Plan may be granted only to newly hired employees as a material inducement to their employment, in accordance with Nasdaq Listing Rule 5635(c)(4), and do not require stockholder approval. The Inducement Plan permits the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards and other stock-based awards.
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
STOCK OPTIONS
The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which incorporates assumptions regarding stock price volatility, employee exercise behavior, future dividend payments, and risk-free interest rates. Due to a lack of sufficient historical exercise behavior, the Company utilizes the simplified method to estimate the expected term, representing the midpoint between the vesting date and the end of the contractual term. Volatility is estimated using the Company’s historical volatility alongside that of similar public companies, while the risk-free interest rate is based on the rate of return on U.S. Treasury securities with maturities approximating the expected term. No options were exercised during the three and nine months ended September 30, 2026, and 2025.
As of September 30, 2026, all outstanding stock options were fully exercisable with a weighted-average exercise price of $5.00 and a weighted-average remaining contractual term of 2.92 years. There were no unvested stock options as of September 30, 2026.

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
During the year ended December 31, 2025 and nine months ended September 30, 2026, the Company granted RSU awards to employees and senior leadership, a significant portion of which were granted in July 2025 and included tranches that vest upon (i) achievement of specified market conditions or (ii) performance conditions or (iii) continued service through dates generally ranging from one to four years.
For tranches with market condition-based vesting terms, grant-date fair value was estimated using a Monte Carlo simulation. Key inputs for this simulation included an expected volatility of 85.5%, risk-free interest rates ranging from 3.57% to 3.95%, an expected dividend yield ranging from 6.5% to 9.2%, and an assumed correlation with peer indices of 1.54 to 1.67. Compensation expense was recognized over the derived service period, and all compensation expense related to these tranches had been recognized as of September 30, 2026.
For tranches with vesting terms based on performance conditions, grant-date fair value equals the Company’s common stock closing price on the grant date; compensation expense is recognized when achievement of the performance condition is considered probable, on a straight-line basis over the remaining requisite service period.
The following table summarizes stock option and RSU activity, prices, and values for the nine months ended September 30, 2026:

	Number of Shares Available for Issuance Under the Plans	Stock Options			Restricted Stock Units
(in thousands except share price and fair value amounts)		Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Shares	Weighted- Average Grant Date Fair Value

Balance at December 31, 2025	735	27	$5.00	3.67	3,428	$3.99
Additional shares approved for issuance	300	—	—	—	—	—
Granted	(905)	—	—	—	905	3.07
RSUs vested	308	—	—	—	(1,184)	4.13
Forfeited or expired	106	—	—	—	(106)	3.70
Balance at September 30, 2026	544	27	$5.00	2.92	3,042	$3.73
For the three and nine months ended September 30, 2026, and 2025, stock-based compensation expense was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock-based compensation — RSUs	$1,000	$6,977	$5,101	$10,054

The following table summarizes total fair value of RSUs that vested during the three and nine months ended September 30, 2026, and 2025. This value is calculated based on the closing market price of the Company’s common stock on the applicable vesting dates.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousand)	2026	2025	2026	2025

Fair value of vested RSUs	$870	$2,867	$6,683	$7,652
As of September 30, 2026, the total remaining unrecognized compensation cost related to unvested restricted stock units was approximately $1.9 million. This cost is expected to be recognized over a weighted average remaining period of approximately 2 years.
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
The following table presents financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Revenues	$20,723	$18,359	$59,129	$52,461
Less:
Content amortization	4,985	3,583	13,026	10,696
Other cost of revenues	5,635	4,005	10,564	12,836
Advertising and marketing	1,516	3,442	6,931	9,651
Payroll and related	2,443	2,747	7,780	7,836
Other general and administrative	2,467	9,073	9,515	15,374
Total operating expenses	17,046	22,850	47,816	56,393
Operating income (loss)	3,677	(4,491)	11,313	(3,932)
Other segment items[1]	$1,110	$540	$1,486	$997
Income (loss) before income taxes	$4,787	$(3,951)	$12,799	$(2,935)
Provision for (benefit from) income taxes	$(53)	$(207)	$405	$(294)
Net (loss) income	$4,840	$(3,744)	$12,394	$(2,641)
[1] Other segment items include a gain on the remeasurement of our previously held equity interest in the Spiegel Venture, interest and other income, and equity method investment income for the three and nine months ended September 30, 2026. Other segment items include changes in the fair value of warrant liabilities, interest and other income, and equity method investment loss for the three and nine months ended September 30, 2025. See the consolidated financial statements for additional information regarding the Company’s operating segment.

All long-lived tangible assets are located in the United States. For the three and nine months ended September 30, 2026, and 2025, revenue by geographic location based on customer location was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
(in thousands)	2026		2025		2026		2025
United States	$14,232	69%	$15,428	84%	$44,626	75%	$40,846	78%
International
Ireland	2,048	10%	24	—%	2,094	4%	78	—%
Other	4,443	21%	2,907	16%	12,409	21%	11,537	22%
Total International	6,491	31%	2,931	16%	14,503	25%	11,615	22%
	$20,723	100%	$18,359	100%	$59,129	100%	$52,461	100%
Revenue from one foreign country, Ireland, comprised 10% or greater of total revenue for one or more of the periods presented.
NOTE 10 - RELATED-PARTY TRANSACTIONS
EQUITY INVESTMENTS
Prior to the July 1, 2026 acquisition, the Spiegel Venture was a related party. Subsequent to the acquisition, transactions with the Spiegel Venture are eliminated in consolidation. As of December 31, 2025, the impacts of the arrangements with the Spiegel Venture on the Company’s Consolidated Balance Sheet were as follows:

(in thousands)	December 31, 2025

Accounts receivable	$101
Accounts payable	$4
Accrued expenses and other liabilities	$5
For the three and nine months ended September 30, 2026, and 2025, the impacts of arrangements with the Spiegel Venture on the Company’s Unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Revenues	$—	$2	$—	$10
Cost of revenues	$—	$10	$16	$28
The Company had no business transactions with Nebula during the periods presented.
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
As of September 30, 2026, the aggregate liability under the NQDC Plan was $1.6 million, which is included in Other liabilities on the Unaudited Condensed Consolidated Balance Sheets. The following table summarizes the activity in the NQDC Plan for the nine months ended September 30, 2026:

(in thousands)	Nine Months Ended September 30, 2026

Balance at beginning of period	$76
Participant contributions	1,449
Aggregate earnings (losses)	111
Distributions	—
Balance at end of period	$1,636
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
As of September 30, 2026, the Company held operating lease ROU assets of $2.5 million. Current lease liabilities were $0.5 million, and are included within accrued expenses and other liabilities on the Unaudited Condensed Consolidated Balance Sheets. Non-current lease liabilities were $3.1 million. In measuring these operating lease liabilities, the Company used a weighted average discount rate of 4.4% as of September 30, 2026. The weighted average remaining lease term as of September 30, 2026, was 6.42 years.
Components of Lease Cost
For the three and nine months ended September 30, 2026, the Company’s total operating lease cost was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Operating lease cost	$122	$119	$361	$358
Variable lease cost	23	26	78	47
Total lease cost	$145	$145	$439	$405

Maturity of Lease Liabilities
As of September 30, 2026, maturities of the Company’s operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows:

(In thousands)

Three remaining months of 2026	$148
2027	600
2028	615
2029	630
2030	646
Thereafter	1,455
Total lease payments	$4,094
Less: imputed interest	(524)
Present value of total lease liabilities	$3,570
COMPANY AS LESSOR
The Company subleases a portion of its office space to a related party and accounts for the arrangement as an operating lease. Related party sublease rental income is recognized on a straight-line basis and is included in Interest and other income (expense) in the accompanying Unaudited Condensed Consolidated Statements of Operations. Operating lease income from the Company’s sublease was nominal for both the three and nine months ended September 30, 2026. As of September 30, 2026, total remaining future minimum lease payments receivable on the Company’s sublease were $0.2 million.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
CONTENT COMMITMENTS
As of September 30, 2026, the Company’s content obligations amounted to $0.3 million, including $0.1 million recorded within content liabilities in the accompanying unaudited consolidated balance sheets, and $0.2 million of obligations not yet recorded as they did not yet meet the asset recognition criteria for content assets. These obligations are expected to be paid through 2027.
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
NOTE 14 - INCOME TAXES
The Company’s income tax provision was not material for the three and nine months ended September 30, 2026 and 2025. The Company has net operating loss carryforwards available to substantially offset its taxable income and maintains a full valuation allowance against its deferred tax assets.

NOTE 15 - SALE OF EMPLOYEE RETENTION CREDIT CLAIM
In response to the COVID-19 pandemic, the Company became eligible for the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and subsequent legislation. The ERC is a refundable tax credit against certain employment taxes, designed to support businesses in retaining employees during periods of economic hardship. The Company determined its total eligible ERC to be approximately $1.4 million.
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
The agreement with the Buyer includes a provision allowing the Buyer to require the Company to repurchase the ERC claim if the IRS disallows or reduces the amount. Management continues to believe the likelihood of such a repurchase obligation is remote based on the technical merits of the pending appeal; consequently, no liability has been recognized for this contingent obligation as of September 30, 2026. No income or expenses related to the 2021 ERC claims were recognized during the three and nine months ended September 30, 2026.
NOTE 16 - DISPOSITION OF CURIOSITY BRANDS, LLC AND RELATED AGREEMENTS
On June 30, 2026, the Company disposed of the financial and intangible assets related to its Curiosity University, Curiosity Audio, and Catholic Stream brands, representing the Company's educational lifelong-learning, audio-format, and faith-based content offerings, respectively, to an unrelated third party (the “Buyer”) for $0.3 million. To effect the disposition, the Company contributed the assets to a newly formed, wholly owned subsidiary, Curiosity Brands, LLC (“Curiosity Brands”), and the Buyer then acquired 100% of Curiosity Brands’ membership interests. The purchase price is receivable in two equal installments with the first installment due no later than December 31, 2026, and the second installment due no later than June 30, 2027. The purchase price receivable was recognized within Other current assets on the Condensed Consolidated Balance Sheet.

The Company derecognized the net assets disposed of and recognized a loss on disposal of approximately $0.2 million, representing the excess of the net book value of the assets transferred over the consideration received, which is reflected within Interest and other income in the Condensed Consolidated Statements of Operations.

Concurrently with the disposition, the Company entered into a long-term content license agreement (the “License Agreement”) with Curiosity Brands for $10 million, payable in four annual installments of $2.5 million beginning June 30, 2027, and a Distribution and Services Agreement (the “Service Agreement”) under which the Company will earn a fee equal to 10% of Curiosity Brands' net revenue for providing certain operational and distribution services. Because the License Agreement provides Curiosity Brands a significant financing benefit, the Company recorded the related receivable at its present value, discounted at 7.0%, representing the estimated rate that would be reflected in a separate financing transaction between the Company and the customer at contract inception, resulting in licensing revenue of $8.5 million for the nine months ended September 30, 2026. Interest income of $0.1 million associated with the accretion of the licensing fee receivable was recorded within Interest and other income (expense) in the Condensed Consolidated Statements of Operations, during the three months ended September 30, 2026.

The Company evaluated the license fee receivable under ASC 326 and concluded no allowance for credit losses was required as of September 30, 2026, based on Curiosity Brands projected cash flows, and contractual protections available to the Company in the event of a payment default.
NOTE 17 - ACQUISITION OF SPIEGEL VENTURE
In July 2021, the Company acquired a 32% ownership interest in the Spiegel Venture, from SPIEGEL TV GmbH ("Spiegel TV") and Autentic GmbH ("Autentic"), and accounted for its investment under the equity method. The carrying value of the investment had been reduced to zero as of December 31, 2024. In April 2026, Spiegel TV and Autentic exercised put options under the Share Purchase Agreement requiring the Company to purchase their interests at a price determined by a formula based on the Spiegel Venture's 2025 revenue.
On July 1, 2026 (the "Acquisition Date"), the Company completed the acquisition of the remaining 68% interest in the Spiegel Venture, bringing its ownership to 100%. Cash consideration was EUR1.7 million ($1.9 million), consisting of EUR 1.6 million for the equity interests and EUR 0.1 million to settle distributions the Spiegel Venture owed the sellers, which had been deferred since 2022. The Company paid the consideration in advance on June 30, 2026. The Spiegel Venture operates the Curiosity Channel and SPIEGEL Geschichte pay television documentary channels, distributed by platform operators in Germany, Austria and Switzerland, programs the Curiosity Now free ad-supported streaming television channel, and distributes the Company's Curiosity Stream service in German-speaking Europe. The acquisition provides the Company with a local platform for distributing its content and services in German-speaking Europe. The results of the Spiegel Venture are included in the Company's condensed consolidated financial statements from the Acquisition Date.
The acquisition was accounted for as a business combination achieved in stages. The Company recognized a total gain of $0.9 million, which relates primarily to the remeasurement of its previously held 32% equity interest, which had a carrying amount of zero, to its Acquisition Date fair value of $0.9 million. The fair value of the previously held equity interest was estimated using a market approach, based on the Company’s pro rata share of the value implied by the price per unit paid for the sellers’ interests, which was determined by a revenue-based formula in the Share Purchase Agreement. The remainder of the gain relates to the effective settlement of the Company’s own claim for deferred distributions, which had no carrying amount. The gains are included in Interest and other income, net in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.
The following table summarizes the preliminary allocation of the consideration transferred and the fair value of the previously held interest to the assets acquired and liabilities assumed (in thousands):

July 1, 2026
Cash	$112
Accounts receivable	266
Other current assets	73
Property and equipment, net	2
Content assets, net	244
Intangible assets — distribution relationships	455
Intangible assets — reacquired rights	200
Goodwill	1,768
Total assets acquired	3,120
Accounts payable	(142)
Accrued expenses and other current liabilities	(28)
Total liabilities assumed	(170)
Net assets acquired	$2,950

Cash consideration	$1,932
Fair value of the Company's claims effectively settled	162
Fair value of previously held equity interest	856
Total	$2,950
The fair values of the identified intangible assets were estimated using significant unobservable inputs in the market (Level 3). The distribution relationships represent contractual relationships with the platform operators that distribute the Spiegel Venture's channels. Their fair value was estimated using an income approach, capitalizing the after-tax earnings expected from the relationships at a rate that reflects a required rate of return and an expected annual rate of customer attrition. They are being amortized on a straight-line basis over a estimated useful life of five years. The reacquired rights represent licenses of the Company's content to the

Spiegel Venture. Their fair value was measured based on the remaining contractual terms of the licenses, without assuming renewals, and approximates their carrying amounts because the licenses were entered into recently at market terms. They are being amortized over their average remaining license term of two years. They include $0.1 million of content the Company licensed to the Spiegel Venture before the Acquisition Date that had not yet been paid. The Company’s $0.1 million receivable for that content was effectively settled by the acquisition and is included in consideration transferred at its carrying amount, with no gain or loss. Goodwill reflects the assembled workforce, expected synergies from combining the channels with the Company's operations and expected future distribution agreements. Goodwill is assigned to the Company's single reporting unit and segment.
The allocation of the purchase price is preliminary and is subject to change during the measurement period as the Company finalizes the income tax effects of the acquisition.
The acquisition also effectively settled other arrangements between the Company and the Spiegel Venture, including revenue sharing, services and program licensing arrangements, with no resulting gain or loss. Acquisition-related costs of $0.1 million were recognized in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.
The Spiegel Venture contributed revenue of $0.3 million and net income of less than $0.1 million to the Company's results for the three months ended September 30, 2026. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's consolidated results of operations.
NOTE 18 - SUBSEQUENT EVENTS
REDUCTION IN FORCE
In October 2026, the Company approved and completed a reduction in force as part of its ongoing efforts to optimize its operational structure, align resources with its strategic priorities, and enhance operating efficiency. The Company expects to incur a one-time charge of approximately $0.6 million, consisting primarily of severance and related employee benefit costs, which will be recognized in the fourth quarter of 2026. The related cash payments are expected to be complete by November 2027.
DIVIDEND DECLARATION
On November 11, 2026, the Board declared a quarterly cash dividend of $0.085 per share of common stock. The cash dividend will be paid on December 15, 2026, to all holders of record of common stock at the close of business on December 3, 2026. This cash dividend of approximately $5.0 million is expected to be paid from available cash on hand and cash generated from operations.

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
We seek to meet the demand for high-quality factual entertainment via subscription video on-demand (“SVOD”)
platforms, content licensing, bundled content licenses for SVOD and linear offerings, and partner bulk sales.

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
CuriosityStream’s award-winning content library features 15,000 hours of programming that explore topics ranging from space engineering to ancient history to the rise of Wall Street, and includes shows and series from leading nonfiction producers. Each week we launch new video titles, which are available on demand in high- or ultra-high definition. Through new and long-standing international partnerships, substantial portions of our video library have been localized from English into eleven different languages. The Company also owns, licenses or has access to millions of hours of premium video and audio content, both finished and raw, across the landscape of content genres and languages, as well as a production-grade code library of over 1,000 repositories with decades of contextual history, 100,000 pull requests, and assets from seven operating companies for sublicensing to technology companies to train artificial intelligence (AI) models and products that utilize AI.
Since July 2021, the Company has held a 32% interest in SPIEGEL TV Geschichte und Wissen GmbH & Co. KG and its general partner (together, the “Spiegel Venture”), a German joint venture with SPIEGEL TV GmbH and Autentic GmbH that it accounted for under the equity method. The Spiegel Venture operates two pay television documentary channels and a FAST channel and distributes the Company’s Curiosity Stream service in German-speaking Europe. In April 2026, the other two owners exercised put options requiring the Company to purchase their interests, and on July 1, 2026, the Company acquired the remaining 68% interest for $1.9 million in cash, bringing its ownership to 100%. The acquisition provides the Company with a local platform for distributing its content and services in German-speaking Europe. The Company recognized gains of $0.9 million in connection with the acquisition, primarily from remeasuring its previously held 32% interest to fair value. The results of the Spiegel Venture are included in the Company’s consolidated results beginning July 1, 2026. See Note 17 — Acquisition of Spiegel Venture to the Unaudited Condensed Consolidated Financial Statements for further discussion.
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

RESULTS OF OPERATIONS
The financial data in the following table sets forth selected financial information derived from our Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026, and 2025, and includes our results of operations as a percentage of revenue or as a percentage of costs, as applicable, for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(unaudited and in thousands)	2026	2025	Total	%	2026	2025	Total	%

Revenues
Subscription	$8,691	$9,313	$(622)	(7%)	$26,387	$27,898	$(1,511)	(5%)
Licensing	11,718	8,694	3,024	35%	31,794	23,597	8,197	35%
Other	314	352	(38)	(11%)	948	966	(18)	(2%)
Total revenue	20,723	18,359	2,364	13%	59,129	52,461	6,668	13%
Operating expenses
Cost of revenues	10,620	7,588	3,032	40%	23,590	23,532	58	—%
Advertising and marketing	1,516	3,442	(1,926)	(56%)	6,931	9,651	(2,720)	(28%)
General and administrative	4,910	11,820	(6,910)	(58%)	17,295	23,210	(5,915)	(25%)
Total operating expenses	17,046	22,850	(5,804)	(25%)	47,816	56,393	(8,577)	(15%)
Operating income (loss)	3,677	(4,491)	8,168	n/m	11,313	(3,932)	15,245	n/m
Other income (expense)
Change in fair value of warrant liability	—	174	(174)	n/m	—	88	(88)	n/m
Interest and other income	1,050	290	760	262%	1,361	1,140	221	19%
Equity method investment income (loss)	60	76	(16)	(21%)	125	(231)	356	(154%)
Income before income taxes	$4,787	$(3,951)	$8,738	n/m	$12,799	$(2,935)	15,734	n/m
Provision for (benefit from) income taxes	(53)	(207)	154	n/m	405	(294)	699	n/m
Net income (loss)	$4,840	$(3,744)	$8,584	n/m	$12,394	$(2,641)	15,035	n/m
* n/m = percentage not meaningful
For the three months ended September 30, 2026, the Company reported operating income and net income of $3.7 million and $4.8 million, respectively, compared to an operating loss and net loss of $4.5 million and $3.7 million, respectively, for the three months ended September 30, 2025. This improvement in results was attributable to a $2.4 million, or 13%, increase in total revenue, driven by higher licensing revenue, and a $5.8 million, or 25%, decrease in total operating expenses, driven by a reduction in general and administrative and advertising and marketing expenses, partially offset by an increase in cost of revenues.
For the nine months ended September 30, 2026, the Company reported operating income and net income of $11.3 million and $12.4 million, respectively, compared to an operating loss and net loss of $3.9 million and $2.6 million, respectively, for the same period in 2025. This improvement in results was attributable to a $6.7 million, or 13%, increase in total revenue, driven by higher licensing revenue, and a $8.6 million, or 15%, decrease in total operating expenses, driven by a reduction in general and administrative and advertising and marketing expenses.

Revenue
Subscription
The Company’s programming is provided to subscribers directly, via the Company’s website, applications, and channel stores offerings, as well as through wholesale distribution agreements.
Individual customers can purchase subscriptions directly via the Company’s SVOD platform accessible by internet connected devices and applications for such devices as well as through distributor channel stores offering subscriptions to Company products on an a la carte basis. Individual subscriptions may be monthly or annual and pricing may vary based on the customer’s location worldwide. Customers may also subscribe to Company services indirectly via distribution partners who deliver CuriosityStream content via the distributor’s platform or system. Such wholesale distribution agreements typically convey a broad scope of rights, such as access to a 24/7 linear channel and an on-demand content library, with pricing and packaging flexibility, in exchange for an annual fixed fee or per-subscriber fee as part of a multi-year deal. The programming library is composed of thousands of accessible on-demand and ad-free productions and includes shows and series from leading nonfiction producers.
The Company continually evaluates pricing structures to align with market conditions, including price adjustments for legacy subscribers initiated in March 2026. Alongside standard subscriptions, the Company offers the “Smart Bundle” service, which includes access to Tastemade, Kidstream, SOMM TV, and Curiosity University.
For the three and nine months ended September 30, 2026, subscription revenue decreased due to a lower overall subscriber count, which reflects our deliberate focus on acquiring and retaining more profitable subscriber relationships. This decrease was partially offset by an increase in average monthly revenue per paying subscriber reflecting the strategic price increases implemented in March 2026, which applied to our subscription offerings across our direct business platforms, and the subscription revenue from the Spiegel Venture, which we have consolidated since its acquisition on July 1, 2026.
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

For the three months ended September 30, 2026, licensing growth was driven by an increase in AI and non-cash barter licensing. For the nine months ended September 30, 2026, the growth in licensing reflects higher traditional cash licensing, including the long-term content license agreement with Curiosity Brands, as well as expanded barter activity, partially offset by lower AI licensing revenue. Because acquiring content under non-cash barter transactions requires the concurrent recognition of licensing revenue at the estimated fair value of the assets received, increased barter volume directly impacts recognized revenue. The frequency and timing of these arrangements fluctuate based on when content exchanges are executed with our partners.
Operating Expenses
Cost of Revenues
Cost of revenues encompasses content amortization, distribution fees, and other costs, including hosting and streaming delivery costs, AI storage costs, commissions, subtitling and broadcast costs. Producing and co-producing content and commissioned content is generally more costly than content acquired through licenses.
Distribution fees include revenue share arrangements related to our licensing business, Smart Bundle and digital distributor partners, and payment processing fees. We pay a percentage fee to our AI training content partners, which varies depending on the nature of the licensed content. We also pay fixed percentage fees to certain distribution partners for allowing their subscriber base to access our subscription platform.

The following table details cost of revenues for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Total	%	2026	2025	Total	%

Content amortization	$4,985	$3,583	$1,402	39%	$13,026	$10,696	$2,330	22%
Distribution	4,576	3,041	1,535	50%	6,822	10,196	(3,374)	(33%)
Other	1,059	964	95	10%	3,742	2,640	1,102	42%
Total cost of revenues	$10,620	$7,588	$3,032	40%	$23,590	$23,532	$58	—%
Cost of revenues increased $3.0 million, or 40%, for the three months ended September 30, 2026 compared to the same period in 2025, principally due to an increase in distribution costs, driven by higher revenue share expense on higher AI licensing revenue, and an increase in content amortization reflecting the mix of content.

Cost of revenues were flat for the nine months ended September 30, 2026, compared to the same period in 2025. Increases in content amortization and other cost of revenues, primarily driven by higher storage and other technology costs reflecting the investment in our data library for AI training in the first half of the year, were offset by a decrease in distribution costs, reflecting lower revenue share expense on lower AI licensing revenue.

Advertising and Marketing
Our advertising and marketing expenditures are principally focused on the acquisition and retention of Direct subscribers. While these costs may fluctuate based on our specific outreach objectives, we prioritize the allocation of marketing dollars toward efficient customer acquisition methods for our streaming service.

For the three and nine months ended September 30, 2026, advertising and marketing expenses decreased $1.9 million, or 56%, and $2.7 million, or 28%, respectively, compared to the same periods in 2025 primarily driven by more efficient marketing spend.
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
The following table details general and administrative costs for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Total	%	2026	2025	Total	%

Payroll and related	$2,443	$2,747	$(304)	(11%)	$7,780	$7,836	$(56)	(1%)
Stock-based compensation	1,000	6,977	(5,977)	(86%)	5,101	10,054	(4,953)	(49%)
Professional services	452	1,374	(922)	(67%)	1,596	$2,818	(1,222)	(43%)
Technology and subscriptions	283	283	—	—%	944	891	53	6%
Other[1]	732	439	293	67%	1,874	1,611	263	16%
Total general and administrative	$4,910	$11,820	$(6,910)	(58%)	$17,295	$23,210	$(5,915)	(25%)
[1] Includes facilities costs, depreciation and amortization, insurance, travel and other expenses.

For the three and nine months ended September 30, 2026, general and administrative expenses decreased $6.9 million, or 58%, and $5.9 million, or 25%, compared to the same periods in 2025, respectively, primarily driven by a decrease in stock-based compensation expense resulting from the RSUs granted in July 2025 which were subject to accelerated expense recognition due to certain vesting provisions and a decrease in professional services, reflecting our ongoing commitment to disciplined expense management and operational efficiency.
Other Income (Expense)
Change in Fair Value of Warrant Liability
As of September 30, 2026, there were no warrants outstanding, and the Company no longer carried a warrant liability on its consolidated balance sheet.
Interest and Other Income
Interest and other income increased $0.8 million for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to a $0.9 million gain on the remeasurement of our previously held equity interest in the Spiegel Venture upon acquisition. Interest income decreased $0.1 million, as lower interest earned on our investments, reflecting lower investment balances, was partially offset by $0.1 million of interest accretion on the long-term licensing fee receivable, which began in the third quarter.

For the nine months ended September 30, 2026, interest and other income increased $0.2 million compared with the same period in 2025, as the gain on the Spiegel Venture remeasurement was largely offset by a $0.8 million decrease in interest earned on our investments, reflecting lower investment balances.
Equity Method Investment Income
Equity method investment income, which represents our share of Nebula’s results, was $0.1 million for each of the three and nine months ended September 30, 2026, compared with income of $0.1 million and a loss of $0.2 million for the same periods in 2025, respectively.
Income Taxes
Our income tax provision was not material for the three and nine months ended September 30, 2026 and 2025. We have net operating loss carryforwards available to substantially offset our taxable income and maintain a full valuation allowance against our deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $5.6 million and investments in debt securities of $4.4 million. We also have a $10.0 million revolving credit facility, which was undrawn as of September 30, 2026.
Our principal uses of cash are advertising and marketing, working capital and quarterly dividends. We fund these needs with cash on hand, investments and cash generated from operations, and may draw on our credit facility if needed. We also use trade and barter transactions to acquire high quality content through licensing agreements without using cash.
For the nine months ended September 30, 2026, operating activities provided $1.5 million of net cash. Additionally, the Company generated $2.7 million in net cash from investing activities, mainly related to maturities of investments in debt securities. Net cash used in financing activities was $17.0 million, mainly due to dividends paid and repurchase of treasury stock.
We believe that cash on hand, investments, cash expected to be generated from operations and availability under our credit facility will be sufficient to fund our operations, capital expenditures, dividends, and working capital needs for at least the next twelve months from the date of this filing.

The following table provides details of dividends declared and paid as of September 30, 2026.

Declaration Date	Record Date	Payment Date	Per Share	Aggregate Amount

January 29, 2026	March 6, 2026	March 20, 2026	$0.080	$4.9 million
May 14, 2026	June 5, 2026	June 19, 2026	$0.085	$5.0 million
August 11, 2026	September 4, 2026	September 18, 2026	$0.085	$5.1 million
Our Board of Directors has declared the next cash dividend of $0.085 per share to be paid on December 15, 2026, for an expected aggregate amount of $5.0 million. We intend to continue paying regular quarterly cash dividends, subject to Board approval and market conditions.
In June 2024, our Board of Directors authorized a share repurchase program for up to $4.0 million of our common stock, which it increased to $6.0 million in March 2026. Through September 30, 2026, we had repurchased $1.1 million of common stock under the program, and $4.9 million remained available. We did not repurchase any shares during the three months ended September 30, 2026. We may repurchase shares through open market repurchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable securities laws.
Cash Flow Analysis
The following table presents our cash flows from operating, investing and financing activities for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
(unaudited and in thousands)	2026	2025

Net cash provided by operating activities	$1,523	$9,088
Net cash provided by investing activities	2,691	16,916
Net cash used in financing activities	(17,020)	(19,787)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,806)	$6,217
Operating Activities
Cash flows from operating activities primarily consist of net income, changes to our content assets (including additions and amortization), and other working capital items.

	Nine Months Ended September 30,
(in thousands)	2026	2025

Net income	$12,394	$(2,641)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Change in fair value of warrant liability	—	(88)
Additions to content assets	(14,351)	(7,276)
Change in content liabilities	(218)	(196)
Amortization of content assets	13,026	10,696
Stock-based compensation	5,101	10,054
Equity method investment loss	(125)	231
Other depreciation, amortization and non-cash items	(303)	(86)
Changes in operating assets and liabilities	(14,001)	(1,606)
Net cash (used in) provided by operating activities	$1,523	$9,088
For the nine months ended September 30, 2026, our net cash provided by operating activities was $1.5 million compared to $9.1 million for the same period in 2025.

For the nine months ended September 30, 2026, net income was $12.4 million. Operating cash flows reflected non-cash adjustments, including $13.0 million of amortization of content assets, $5.1 million of stock-based compensation and $0.3 million of other depreciation, amortization and non-cash items, which do not represent cash inflows or outflows and are reconciling items between net income and operating cash flow. Additions to content assets of $14.4 million, acquired primarily through barter activities, were similarly non-cash and are excluded from operating cash flow. Cash used during the period primarily consisted of a $14.0 million net use of cash from changes in operating assets and liabilities, principally reflecting the impact of the long-term content licensing agreement entered into with the buyer of Curiosity Brands and the timing of certain payables, partially offset by the impact of overpayments received from a distribution partner that self-reports and remits fees under its agreement, which we identified in the third quarter and expect to refund to the partner by December 31, 2026.
Investing Activities
Cash flow from investing activities consists of purchases, sales and maturities of investments, business acquisitions, net of cash acquired, and purchases of property and equipment.
For the nine months ended September 30, 2026 and 2025, we recorded a net cash inflow in investing activities of $2.7 million and $16.9 million, respectively. The 2026 inflow was primarily driven by $7.5 million of maturities and $1.0 million of sales of investments in debt securities, partially offset by $3.9 million of purchases of investments in debt securities and $1.8 million paid for our acquisition of the Spiegel Venture, net of cash acquired, which closed on July 1, 2026 (see Note 17 — Acquisition of Spiegel Venture). The 2025 inflow was primarily driven by $25.3 million of maturities and $3.5 million of sales of investments in debt securities, partially offset by $11.8 million of purchases of investments in debt securities.
Financing Activities
For the nine months ended September 30, 2026 and 2025, net cash used in financing activities was $17.0 million and $19.8 million, respectively. The decrease in cash used was primarily driven by a $2.3 million decrease in dividends paid and a $1.5 million decrease in payments related to tax withholding, partially offset by $0.9 million used for repurchases of common stock in 2026, with no comparable activity in 2025.
Capital Expenditures
Going forward, we expect expenditures for purchases of property and equipment to remain minimal. The amount, timing and allocation of capital expenditures are largely discretionary and within management's control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow. Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.
OFF BALANCE SHEET ARRANGEMENTS
As of September 30, 2026, we had no off-balance sheet arrangements.
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

For more detailed information on our critical accounting policies, including those related to content assets, revenue recognition and trade and barter transactions, refer to the "Summary of Significant Accounting Policies" section in the Annual Report filed with the Securities and Exchange Commission on March 12, 2026. This comprehensive discussion helps to ensure that stakeholders have a complete understanding of the accounting methodologies and principles that influence the financial statements presented herein. During the quarter ended September 30, 2026, there were no significant changes made to the Company’s critical accounting policies from those disclosed in our Annual Report.
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
Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2026. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is required to evaluate, with the participation of our CEO and our CFO, any changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2026, we entered into a long-term content license agreement with Curiosity Brands, LLC, under which we recorded a licensing fee receivable payable in four annual installments of $2.5 million beginning in June 2027. Curiosity Brands, LLC is a newly formed entity with limited operating history and independent financial resources. Our ability to collect the scheduled annual installment payments is dependent on the financial condition, operational performance, and creditworthiness of Curiosity Brands, LLC over the four-year payment period.

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

The following table provides information about purchases of shares of our common stock during the three months ended September 30, 2026 related to shares purchased as part of a publicly announced plan or program:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit) [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

July 1 through July 31	—	$—	—	$4,877,879
August 1 through August 31	—	$—	—	$4,877,879
September 1 through September 30	—	$—	—	$4,877,879
Total	—		—
1 Average price paid per share for shares purchased as part of a publicly announced plan or program, as applicable, includes costs associated with the repurchases.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Incorporated By Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1*	CFO Offer Letter	8-K	001-39139	10.1	August 26, 2026
10.2*	CFO Separation Agreement and Release					X

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					X

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101. INS***	Inline XBRL Instance Document					X

101. SCH	Inline XBRL Taxonomy Extension Schema Document					X

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
+	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the SEC or its staff upon its request.

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

CURIOSITYSTREAM INC.

Date: November 12, 2026	By:	/s/ Clint Stinchcomb
	Name:	Clint Stinchcomb
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Sean Piche
	Name:	Sean Piche
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)